Form 10-Q
period 1996-03-31
SUBMICRON SYSTEMS CORP
filed 1996-05-14
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             March 31, 1996

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Transition period from___________________  to____________________

Commission File Number:  0-19507

                        SUBMICRON SYSTEMS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                    13-3607944
- - --------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

6330 Hedgewood Drive #150, Allentown, Pennsylvania                                       18106
- - --------------------------------------------------                                     ----------
     (Address of principal executive offices)                                          (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          ( X ) Yes          (   ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 16,573,141 shares of Common stock outstanding, $.0001 par value, as of April 17, 1996.

                         SUBMICRON SYSTEMS CORPORATION


                                     INDEX


         Part I - Financial Information

                 Item 1:      Financial Statements                                          Page
                              Consolidated Balance Sheets at
                                 March 31, 1996 and December 31, 1995                        3

                              Consolidated Statements of Operations
                                 for the three months ended March 31, 1996
                                 and March 31, 1995                                          4

                              Consolidated Statements of Cash Flows for the
                                 three months ended March 31, 1996 and
                                 March 31, 1995.                                             5

                              Notes to Consolidated Financial Statements                    6-7

                 Item 2:      Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                       8-9


         Part II - Other Information                                                        N/A

                         SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (NOTE 2)
                                  (unaudited)

                                                                       March 31,         December 31,
                                                                         1996                1995
                                                                    ---------------    ---------------
         ASSETS

Current assets:
    Cash and cash equivalents                                       $     8,859,048    $    16,010,303
    Accounts receivable, net                                             39,814,411         46,618,559
    Inventories, net                                                     42,811,138         34,132,007
    Prepaids and other                                                    4,035,344          2,735,961
    Deferred income taxes                                                 1,886,323          1,886,323
                                                                    ---------------    ---------------

                 Total current assets                                    97,406,264        101,383,153

Property and equipment, net                                              12,951,974         12,630,656
Goodwill, net                                                             1,854,895          1,911,677
Intangibles and other, net                                                4,713,304          4,022,838
                                                                    ---------------    ---------------

                                                                    $   116,926,437    $   119,948,324
                                                                    ===============    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Lines of credit                                                 $    15,900,000    $    16,250,000
    Current portion of long-term debt                                     1,089,720          1,183,413
    Accounts payable                                                     18,162,502         25,299,313
    Accrued expenses and other                                            9,152,958          8,934,401
    Deferred revenues                                                     4,433,388          2,615,441
    Income taxes payable                                                    674,403             -
                                                                    ---------------    ---------------

                 Total current liabilities                               49,412,971         54,282,568
                                                                    ---------------    ---------------

Deferred income taxes                                                       628,073            628,073
                                                                    ---------------    ---------------
Deferred revenues                                                           103,209            106,417
                                                                    ---------------    ---------------
Long-term debt                                                           18,936,963         18,908,737
                                                                    ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 5,000 shares
      authorized, none issued and outstanding                                -                  -
    Common stock, $.0001 par value, 100,000,000
      shares authorized, 16,572,894 and 16,562,796
      shares issued and outstanding                                           1,658              1,657
    Additional paid-in capital                                           39,490,949         39,222,625
    Retained earnings                                                     8,553,154          7,103,018
    Deferred compensation                                                  (140,025)          (224,034)
    Notes receivable                                                        (60,515)           (80,737)
                                                                    ---------------    ---------------
                 Total stockholders' equity                              47,845,221         46,022,529
                                                                    ---------------    ---------------

                                                                    $   116,926,437    $   119,948,324
                                                                    ===============    ===============

          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
                                  (unaudited)


                                                                       Three Months Ended March 31,
                                                                        1996                  1995
                                                                   ----------------    ---------------
System sales, net                                                  $     39,422,070    $    19,493,205
Service and other sales                                                   5,431,839          1,564,853
                                                                   ----------------    ---------------
    Total net sales                                                      44,853,909         21,058,058
                                                                   ----------------    ---------------

Cost of system sales                                                     26,436,182         13,505,562
Cost of service and other sales                                           4,112,386            492,837
                                                                   ----------------    ---------------
    Total cost of sales                                                  30,548,568         13,998,399
                                                                   ----------------    ---------------

    Gross profit                                                         14,305,341          7,059,659

Selling, general and administrative                                       9,455,292          5,623,091
Research and development                                                  1,844,963            819,574
                                                                   ----------------    ---------------

    Operating income                                                      3,005,086            616,994
                                                                   ----------------    ---------------

Other income (expense):
  Interest income                                                           168,200            124,327
  Interest expense                                                       (1,022,968)          (161,410)
  Other, net                                                                 80,661             (8,370)
                                                                   ----------------    ---------------

    Total other expense                                                    (774,107)          (45,453)
                                                                   ----------------    --------------

Income before income taxes                                                2,230,979             571,541
Income tax provision                                                        780,843             232,048
                                                                   ----------------    ----------------
    Net income                                                     $      1,450,136    $        339,493
                                                                   ================    ================

Net income per Common share                                        $           0.09    $          0.02
                                                                   ================    ===============

Weighted average number of
  shares of Common stock outstanding                                     16,943,961         15,701,652
                                                                   ================    ===============





          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
                                  (unaudited)

                                                                       Three Months Ended March 31,
                                                                         1996               1995
                                                                    ---------------    ---------------
Cash flows used in operating activities:
    Net income                                                      $     1,450,136    $       339,493
    Adjustments to reconcile net income to
      net cash used in operating activities
         Depreciation and amortization                                    1,070,961            673,214
         Provision for valuation allowances and
           loss contingency                                                 336,363              -
         Deferred tax provision (benefit)                                     -                 85,668
         Amortization of deferred compensation                               84,009             84,012
         Amortization of note discount                                      238,750              -
    Changes in assets and liabilities:
         Decrease in accounts receivable                                  6,642,785            246,592
         Increase in inventories                                         (8,854,131)        (5,306,566)
         Increase in prepaid expenses and other                          (1,299,383)          (523,280)
         Decrease (Increase) in other assets                               (438,660)            48,932
         (Decrease) Increase in accounts payable                         (7,136,811)         2,898,692
         (Decrease) Increase in accrued expenses and other                  218,557           (835,870)
         Increase in deferred revenues                                    1,814,739            271,178
         (Decrease) Increase in income taxes payable                        674,403           (866,611)
                                                                    ---------------    ---------------

         Net cash used in operating activities                           (5,198,282)        (2,884,546)
                                                                    ---------------    ---------------

Cash flows used in investing activities:
         Capital expenditures                                            (1,241,410)          (809,884)
         Purchase of intangible assets                                      (55,759)           (34,419)
                                                                    ---------------    ---------------

         Net cash used in investing activities                           (1,297,169)          (844,303)
                                                                    ---------------    ---------------


Cash flows provided by (used in) financing activities:
         Net borrowings (payments) under lines of credit                   (350,000)         2,556,672
         Proceeds from exercise of options and warrants                      48,324              6,611
         Collection on notes receivable                                      20,222              -
         Principal payments under capital lease obligations
           and long-term debt                                              (374,350)          (307,966)
                                                                    ---------------    ---------------

         Net cash provided by (used in) financing activities               (655,804)         2,255,317
                                                                    ---------------    ---------------

Net decrease in cash and cash equivalents                                (7,151,255)        (1,473,532)
Cash and cash equivalents at beginning of period                         16,010,303         12,559,258
                                                                    ---------------    ---------------

Cash and cash equivalents at end of period                          $     8,859,048    $    11,085,726
                                                                    ===============    ===============



          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2.  ACQUISITION:

In March 1996, the Company acquired Imtec Acculine, Inc. (Imtec), a Sunnyvale, California company. Imtec's principal business is designing, developing, testing, manufacturing and marketing temperature regulated baths and high resolution photo plates for the semiconductor market and related industries. The Company acquired all the outstanding stock of Imtec in exchange for 575,000 shares of Common stock. The transaction was accounted for as a pooling of interests and therefore, the consolidated results of operations for three months ended March 31, 1996 include Imtec's results of operations for the period then ended. Additionally, the consolidated balance sheets of SSC and subsidiaries as of December 31, 1995 and the results of operations for the three months ended March 31, 1995 have been restated to include Imtec historical financial information.

3.  INVENTORIES:

Inventories are stated at the lower of cost (specific identification) or market and consist of the following:

                                                                         March 31,        December 31,
                                                                           1996                 1995
                                                                    -----------------    ---------------
                          Raw materials                             $      23,128,650    $    20,230,903
                          Work-in-process                                  20,575,021         14,618,637
                                                                    -----------------    ---------------
                                                                           43,703,671         34,849,540
                          Excess and obsolescence reserve                    (892,533)          (717,533)
                                                                    -----------------    ---------------
                                                                    $      42,811,138    $    34,132,007
                                                                    =================    ===============


4.  CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 42.5% of total sales for the three months ended March 31, 1996, and sales to three different customers accounted for 41% of total sales for the three months ended March 31, 1995. Accounts receivable for the two largest customers in 1996 represents 22% of consolidated receivables as of March 31, 1996.

5.  LINES OF CREDIT:

In February 1996, the Company replaced it's $11,500,000 note with a $30,000,000 credit facility. The Company used the credit facility to refinance its existing lines of credit and to provide working capital. Borrowings under the line of credit bear interest at LIBOR or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the Company and its subsidiaries. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenant including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios.

6.  INCOME TAXES:

The Company accounts for income taxes under Financial Accounting Standards No.
109. As of March 31, 1996, the components of the Company's net deferred income tax asset are approximately as follows:


                                Financial statement reserves                 $  1,494,000
                                Uniform capitalization                            154,000
                                Gain on litigation settlement                  (1,100,000)
                                Deferred compensation                             314,000
                                Other                                             396,000
                                                                             ------------
                                                                             $  1,258,000
                                                                             ============

No valuation allowance has been provided for deferred tax assets.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Net Sales

Net sales increased 113% for the three month period ended March 31, 1996, as compared to the same period in the prior year. Sales increased as a result of continued demand for SubMicron's advanced wafer cleaning and chemical management systems. Management believes that sales will continue to improve over the remainder of the year as compared to the prior year.

Gross Profit

The gross margin was 32% for the three months ended March 31, 1996, as compared to a gross margin of 34% for the comparable period in the prior year. First quarter gross margin decreased primarily as the result of a low margin project at one of the Company's California subsidiaries. Gross margins may vary significantly from quarter to quarter based upon product mix.

Selling, General and Administrative

Selling, general and administrative expense was 21% of net sales for the three month period ended March 31,1996, as compared to 27% for the comparable period in the prior year. The decrease as a percentage of sales is the result of a significant growth in sales coupled with a reduction of selling expenses through the use of the Company's internal sales force as opposed to using outside sales representatives.

Research and Development

Research and development expenses were 4% of net sales for the three month period ended March 31, 1996 and March 31, 1995, respectively.

Other Income (Expense), Net

Other expense, net was approximately $774,000 for the three period ended March 31, 1996, as compared to other expense of approximately $45,000 for the prior year comparable period. Other expense for the three months ended March 31, 1996, is due primarily to interest and other charges associated with the Company's convertible debt issued in December 1995.

Future Operating Results

The Company's future results will depend on its ability to maintain sales growth of its existing products and to successfully introduce new products to its customers in the semiconductor industry. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

LIQUIDITY AND CAPITAL RESOURCES


In February 1996, the Company replaced it's $11,500,000 note with a $30,000,000 credit facility. The Company used the credit facility to refinance its existing lines of credit and to provide working capital. Borrowings under the line of credit bear interest at LIBOR or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the company and its subsidiaries. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenants including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios.

Cash provided by (or used in) operating activities varies significantly between periods. Differences between periods are primarily due to timing of shipments, cash receipts and inventory purchasing.

Cash and cash equivalents decreased by approximately $7,200,000 during the three month period ended March 31, 1996, to approximately $8,900,000. Cash used in operations totaled approximately $5,200,000 for the three months ended March 31, 1996, which was largely due to an increase inventory. Inventory balances of $42,800,000 at March 31, 1996 are up approximately $8,700,000 from the December 31, 1995 balance of $34,100,000 due primarily to increased material purchased to prepare for second and third quarter 1996 shipments. Accounts receivable decreased approximately $6,800,000 from $46,600,000 at December 31, 1995 to $39,800,000 at March 31, 1996. Accounts payable decreased $7,100,000 from December 31, 1995 to approximately $18,200,000 at March 31, 1996.

SubMicron believes that with the funds available under its credit facility, it will have sufficient funds to finance the Company's near term growth activities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                        SUBMICRON SYSTEMS CORPORATION


Dated:  May 14, 1996                  By: /s/ David F. Levy
                                            -------------------------
                                            David F. Levy
                                            President & CEO


Dated:  May 14, 1996                      /s/ R. G. Holmes
                                            -------------------------
                                            R. G.  Holme
                                            Chief Financial Officer