Form 10-Q
period 1996-06-30
SUBMICRON SYSTEMS CORP
filed 1996-08-13
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

(Mark One)

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 1996
                              --------------------------------------------------
                                       or

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from________________________to________________

Commission File Number:  0-19507
                         -------------------------------------------------------

                        SUBMICRON SYSTEMS CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                     13-3607944
- ---------------------------------------------            -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

6620 Grant Way, Allentown, Pennsylvania                  18106
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200
                                                   -----------------------------

6330 Hedgewood Drive, #150, Allentown, PA  18106
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 16,800,870 shares of Common stock outstanding, $.0001 par value, as of July 31, 1996.

                         SUBMICRON SYSTEMS CORPORATION

                                     INDEX


Part I - Financial Information

      Item 1:  Financial Statements                                       Page
               Consolidated Balance Sheets at
                  June 30, 1996 and December 31, 1995                        3

               Consolidated Statements of Operations
                  for the three months ended June 30, 1996
                  and June 30, 1995                                          4

               Consolidated Statements of Operations
                  for the six months ended June 30, 1996
                  and June 30, 1995                                          5

               Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and
                  June 30, 1995.                                             6

               Notes to Consolidated Financial Statements                  7-8

      Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-10


Part II - Other Information                                                N/A

                         SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Note 2)
                                  (unaudited)

(in thousands, except per share data)

                                                 June 30,    December 31,
                                                   1996          1995
                                                -----------   ----------
      ASSETS

Current assets:
   Cash and cash equivalents                    $     8,296  $    16,010
   Accounts receivable, net                          47,383       46,619
   Inventories, net                                  54,322       34,132
   Prepaids and other                                 3,390        2,736
   Deferred income taxes                              1,886        1,886
                                                -----------  -----------

            Total current assets                    115,277      101,383

Property and equipment, net                          16,181       12,631
Goodwill, net                                         1,798        1,912
Intangibles and other, net                            4,459        4,022
                                                -----------  -----------

                                                $   137,715  $   119,948
                                                ===========  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                               $    24,600  $    16,250
   Current portion of long-term debt                  1,430        1,183
   Accounts payable                                  26,679       25,299
   Accrued expenses and other                         9,887        8,935
   Deferred revenues                                  4,494        2,615
   Income taxes payable                                 491            -
                                                -----------  -----------

            Total current liabilities                67,581       54,282
                                                -----------  -----------

Deferred income taxes                                   628          628
                                                -----------  -----------
Deferred revenues                                       100          106
                                                -----------  -----------
Long-term debt                                       20,434       18,909
                                                -----------  -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000
     shares, authorized, none issued and
     outstanding                                          -            -
   Common stock, $.0001 par value, 100,000,000
     shares authorized, 16,798,870 and
     15,769,559 shares issued and outstanding             2            2
   Additional paid-in capital                        40,715       39,223
   Retained earnings                                  8,356        7,103
   Deferred compensation                                (56)        (224)
   Notes receivable                                     (45)         (81)
                                                -----------  -----------

            Total stockholders' equity               48,972       46,023
                                                -----------  -----------

                                                $   137,715  $   119,948
                                                ===========  ===========

          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)
                                  (unaudited)

(in thousands, except per share data)

                                              Three Months Ended June 30,
                                                   1996           1995
                                               ------------   -----------
System sales, net                              $     37,822   $    16,094
Service and other sales                               9,244         9,772
                                               ------------   -----------
   Total net sales                                   47,066        25,866
                                               ------------   -----------

Cost of system sales                                 27,660        12,880
Cost of service and other sales                       7,357         7,063
                                               ------------   -----------
   Total cost of sales                               35,017        19,943
                                               ------------   -----------

   Gross profit                                      12,049         5,923

Selling, general and administrative                   8,965         7,563
Research and development                              2,178         1,575
                                               ------------   -----------

   Operating income (loss)                              906        (3,215)
                                               ------------   -----------

Other income (expense):
  Interest income                                        86            92
  Interest expense                                   (1,238)         (414)
  Other, net                                            (19)           20
                                               ------------   -----------

   Total other expense                               (1,171)         (302)
                                               ------------   -----------

Loss before income taxes                               (265)       (3,517)
Income tax benefit                                      (68)       (1,469)
                                               ------------   -----------
   Net loss                                    $       (197)  $    (2,048)
                                               ============   ===========

Net loss per Common share                      $      (0.01)  $     (0.13)
                                               ============   ===========

Weighted average number of
  shares of Common stock outstanding                 16,799        15,770
                                               ============   ===========





          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)
                                  (unaudited)

(in thousands, except per share data)
                                               Six Months Ended June 30,
                                                   1996           1995
                                               ------------   ----------
System sales, net                              $     77,244  $    35,587
Service and other sales                              14,676       11,337
                                               ------------  -----------
   Total net sales                                   91,920       46,924
                                               ------------  -----------

Cost of system sales                                 54,096       26,385
Cost of service and other sales                      11,470        7,556
                                               ------------  -----------
   Total cost of sales                               65,566       33,941
                                               ------------  -----------

   Gross profit                                      26,354       12,983

Selling, general and administrative                  18,420       13,186
Research and development                              4,023        2,395
                                               ------------  -----------

   Operating income (loss)                            3,911       (2,598)
                                               ------------  -----------

Other income (expense):
  Interest income                                       254          216
  Interest expense                                   (2,261)        (575)
  Other, net                                             62           12
                                               ------------  -----------

   Total other expense                               (1,945)        (347)
                                               ------------  -----------

Income (loss) before income taxes                     1,966       (2,945)
Income tax provision (benefit)                          713       (1,236)
                                               ------------  -----------
   Net income (loss)                           $      1,253  $    (1,709)
                                               ============  ===========

Net income (loss) per Common share             $       0.07  $     (0.11)
                                               ============  ===========

Weighted average number of
  shares of Common stock outstanding                 17,134       15,767
                                               ============  ===========




          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
                                  (unaudited)

(in thousands, except per share data)
                                                   Six Months Ended June 30,
                                                       1996          1995
                                                   ------------  ------------
Cash flows used in operating activities:
   Net income (loss)                                   $  1,253  $    (1,709)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
      Depreciation and amortization                       3,448          903
      Provision for valuation allowances and
        loss contingencies                                  547          -
      Deferred tax provision                                -            207
      Amortization of deferred compensation                 168          168
      Amortization of note discount                         552          -
   Changes in assets and liabilities:
      Increase in accounts receivable                    (1,100)      (5,022)
      Increase in inventories                           (20,401)      (6,163)
      Increase in prepaid expenses and other               (654)      (3,603)
      (Increase) Decrease in other assets                  (153)          54
      Increase in accounts payable                        1,380        4,706
      Increase in accrued expenses and other                952          664
      Increase in deferred revenues                       1,873        2,117
      Increase (Decrease) in income taxes payable           491         (906)
                                                       --------  -----------

      Net cash used in operating activities             (11,644)      (8,584)
                                                       --------  -----------

Cash flows used in investing activities:
      Capital expenditures                               (5,032)      (1,517)
      Purchase of intangible assets                        (103)         (79)
                                                       --------  -----------

      Net cash used in investing activities              (5,135)      (1,596)
                                                       --------  -----------


Cash flows provided by financing activities:
      Net borrowings under line of
        credit agreement                                  8,350        5,777
      Proceeds from exercise of stock options
        & warrants                                        1,272          671
      Collection on notes receivable                         36          -
      Principal payments under capital lease
        obligations and long-term debt                     (593)        (536)
                                                       --------  -----------

      Net cash provided by financing activities           9,065        5,912
                                                       --------  -----------

Net decrease in cash and cash equivalents                (7,714)      (4,268)
Cash and cash equivalents at beginning of period         16,010      (13,580)
                                                       --------  -----------

Cash and cash equivalents at end of period             $  8,296  $     9,312
                                                       ========  ===========



          See accompanying notes to consolidated financial statements

                         SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2. ACQUISITIONS:

In March 1996, the Company acquired Imtec Acculine, Inc. (Imtec), a
Sunnyvale, California company. Imtec's principal business is designing, developing testing, manufacturing and marketing temperature regulated baths for the semiconductor market and related industries. The Company acquired all the outstanding stock of Imtec in exchange for 575,000 shares of Common stock. The transaction was accounted for as a pooling of interests and therefore, the consolidated results of operations for three and six months ended June 30, 1996 include Imtec's results of operations for the periods then ended. Additionally, the consolidated balance sheets of SubMicron Systems
Corporation (SSC) as of December 31, 1995 and the results of operations for the three and six months ended June 30, 1995 have been restated to include Imtec historical financial information.

3. INVENTORIES:

Inventories are stated at the lower of cost (specific identification) or market and consist of the following:

                                                       June 30,    December 31,
                                                        1996           1995
                                                    ------------   -----------
       Raw materials                                $     34,013  $     20,231
       Work-in-process                                    21,238        14,619
                                                    ------------   -----------
                                                    $     55,251  $     34,850
       Excess and obsolescence reserve                      (929)         (718)
                                                    -------------  -----------
                                                    $     54,322  $     34,132
                                                    ============  ============


4. CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for and 30% of total sales for both the three and six months ended June 30, 1996, and sales to three different customers accounted for______________________% and __________% of total sales for the three and six months ended June 30, 1995. Accounts receivable for the three largest customers represents 21% of consolidated receivables as of June 30, 1996.

5. LINE OF CREDIT:

In February 1996, the Company replaced the $11,500,000 note with a $30,000,000 credit facility. The Company used the credit facility to refinance its existing line of credit and to provide working capital. Borrowings under the credit facility bear interest at LIBOR plus 1.75% or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the Company and its subsidiaries. Borrowings on the credit facility were approximately 24,600,000 at June 30, 1996. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenants including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios. There are certain non-monetary covenant defaults under the credit facility as of June 31, 1996 for which the Company has received a waiver from its lending institution.


6.  INCOME TAXES:

The Company accounts for income taxes under Financial Accounting Standards No. 109. As of June 30, 1996, the components of the Company's net deferred income tax asset are approximately as follows:


       Financial statement reserves   $   1,494
       Uniform capitalization               154
       Gain on litigation settlement     (1,100)
       Deferred compensation                314
       Other                                396
                                      ---------
                                      $   1,258
                                      =========

No valuation allowance has been provided for deferred tax assets.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net Sales

Net sales increased 82% and 96% for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in the prior year. Sales increased as a result of continued demand for SubMicron's advanced wafer cleaning and chemical management systems.


Gross Profit

Gross margins were 26% and 29% of sales for the three and six months ended June 30, 1996, respectively, as compared to gross margins of 23% and 28% for the comparable periods in the prior year. The increase in gross margins for the three and six months ended June 30, 1996, of 3% and 1%, respectively, as compared to the prior year periods were primarily due to the product mix. Although gross margins have improved versus the comparable prior year period, the second quarter margins were considerably lower than expected due to a high level of customized orders and lower than usual pricing provided to a customer in the second quarter of 1996. Gross margins may vary significantly from quarter to quarter based upon product mix.


Selling, General and Administrative

Selling, general and administrative expenses were 19% and 20% of net sales for the three and six month periods ended June 30, 1996, respectively, as compared to 29% and 28% for the comparable periods in the prior year. The decrease in selling, general and administrative expenses, as a percentage of sales, reflect benefits created through significantly higher sales volume and an increase in the use of the Company's direct sales force.


Research and Development

Research and development expenses were 5% and 4% of net sales for the three and six month periods ended June 30, 1996, respectively, as compared to 6% and 5% of net sales for the prior year's comparable periods. The decrease of approximately 1%, as a percentage of sales, for the three and six month periods ended June 30, 1996 as compared to the three and six month periods ended June 30, 1995 is primarily attributable to the large increase in sales volume. Research development spending increased approximately $603,000 and $1,628,000 in the three and six month periods ended June 30, 1996 as compared to the respective periods in the prior year as the Company is continuing its development of its Primaxx gas-phase products.


Other Income (Expense), Net

Other expense was approximately $1,171,000 and $1,945,000 for the three and six month periods ended June 30, 1996, respectively, as compared to other expense of approximately $302,000 and $347,000 for the prior year comparable periods. Other expense for the three and six months ended June 30, 1996, is due primarily to interest charges associated with the Company's convertible debt and increased borrowings under the Company's line of credit. Other expense in the three and six month periods ended June 30, 1995, was primarily the result of interest charges associated with borrowings on the Company's line of credit.

Net Income

The Company reported a net loss of approximately $197,000 for the three month period ended June 30, 1996, as compared to a restated net loss of approximately $2,049,000 million for the prior year comparable period. Net income for the six months ended June 30, 1996 was approximately $1,253,000 as compared to a net loss of approximately $1,709,000 for the six months ended June 30, 1995.

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



Liquidity and Capital Resources

In February 1996, the Company replaced the $11,500,000 note with a $30,000,000 credit facility. The Company used the credit facility to refinance its existing line of credit and to provide working capital. Borrowings under the credit bear interest at LIBOR plus 1.75% or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the Company and its subsidiaries. Borrowings on the credit facility were approximately
$24,600,000 at June 30, 1996. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenants including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios.

SubMicron cash provided by (or used in) operating activities varies significantly between periods. Differences between periods are primarily due to timing of shipments, cash receipts and inventory purchasing. For the six months ended June 30, 1996, SubMicron used approximately
$11,600,000 in cash flows for operating activities.

Cash and cash equivalents decreased by approximately $7,700,000 during the six month period ended June 30, 1996, to approximately $8,300,000. Cash used in operations totaled approximately $11,600,000 for the six months ended June 30, 1996, which was largely due to an increase in inventory. Accounts receivable increased $1,100,000 from approximately $47,100,000 at December 31, 1995 to approximately $48,200,000 at June 30, 1996. Inventory balances of approximately $54,300,000 at June 30, 1996 are up approximately $20,200,000 from the December 31, 1995 balance of approximately $34,100,000 due primarily to increased material purchased to prepare for third and fourth quarter 1996 shipments.

SubMicron believes that with the funds available under its credit facility, it will have sufficient funds to finance the Company's growth activities to the extent cash generated from operations is not adequate.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                      SUBMICRON SYSTEMS CORPORATION


Dated:  August 14, 1996               By: /s/ David F. Levy
                                         ---------------------------------
                                         David F. Levy
                                         President & CEO


Dated:  August 14, 1996                  /s/R. G. Holmes
                                         ---------------------------------
                                         R. G.  Holmes
                                         Vice President Finance
                                         Chief Financial Officer