Form 10-Q/A
period 1996-06-30
SUBMICRON SYSTEMS CORP
filed 1996-10-17
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-Q/A
                      AMENDMENT NO. 1 TO QUARTERLY REPORT

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

                        SUBMICRON SYSTEMS CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                     13-3607944
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         Identification No.)

6620 Grant Way, Allentown, Pennsylvania                  18106
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200
                                                   -----------------------------

6330 Hedgewood Drive, #150, Allentown, PA  18106
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



Part II - Other Information

      Item 6(a) - Exhibits

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                      SUBMICRON SYSTEMS CORPORATION


Dated:  October 17, 1996              By: /s/ David F. Levy
                                         ---------------------------------
                                         David F. Levy
                                         President & CEO


Dated:  October 17, 1996                 /s/R. G. Holmes
                                         ---------------------------------
                                         R. G.  Holmes
                                         Vice President Finance
                                         Chief Financial Officer

PART II - OTHER INFORMATION

ITEM 6(a):                    Exhibits

Exhibit No.                   Description
-----------                   -----------

27                            Financial Data Schedule