Form 10-Q
period 1996-09-30
SUBMICRON SYSTEMS CORP
filed 1996-11-19
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 1996
                              --------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from                       to
                               ---------------------    ------------------------

Commission File Number:  0-19507
                       ---------------------------------------------------------

                          SUBMICRON SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3607944
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6620 Grant Way, Allentown, Pennsylvania                    18106
----------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                / X / Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 16,801,120 shares of Common stock outstanding, $.0001 par value, as of October 31, 1996.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

Part I - Financial Information

                                                                            Page
         Item 1:      Financial Statements

                      Consolidated Balance Sheets at
                         September 30, 1996 and December 31, 1995              3

                      Consolidated Statements of Operations
                         for the three months ended September 30, 1996
                         and September 30, 1995                                4

                      Consolidated Statements of Operations
                          for the nine months ended September 30, 1996
                          and September 30, 1995                               5

                      Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 1996 and
                         September 30, 1995.                                   6

                      Notes to Consolidated Financial Statements             7-8

         Item 2:      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               9-11

Part II - Other Information

         Item 6(A):   Exhibits

                      EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(in thousands)

                                                        September 30,   December 31,
                                                           1996             1995
                                                         ---------       ---------
                                                                          (Note 2)
                                     ASSETS
Current assets:
     Cash and cash equivalents                           $   2,594       $  16,010
     Accounts receivable, net                               39,886          46,619
     Inventories, net                                       48,121          34,132
     Prepaids and other                                      9,266           2,736
     Refundable income taxes                                 4,920              --
     Deferred income taxes                                   5,452           1,886
                                                         ---------       ---------
                  Total current assets                     110,239         101,383
Property and equipment, net                                 21,089          12,631
Goodwill, net                                                1,741           1,912
Intangibles and other, net                                   2,932           4,022
                                                         ---------       ---------
                                                         $ 136,001       $ 119,948
                                                         =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                      $  28,100       $  16,250
     Current portion of long-term debt                       1,648           1,183
     Accounts payable                                       22,930          25,299
     Accrued expenses and other                             17,102           8,935
     Deferred revenues                                       6,383           2,615
                                                         ---------       ---------
                  Total current liabilities                 76,163          54,282
                                                         ---------       ---------
Deferred income taxes                                          776             628
                                                         ---------       ---------
Deferred revenues                                               --             106
                                                         ---------       ---------
Long-term debt                                              25,867          18,909
                                                         ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued and outstanding                  --              --
     Common stock, $.0001 par value, 100,000,000
       shares authorized, 16,801,120 and 16,562,796
       shares issued and outstanding                             2               2
     Additional paid-in capital                             41,020          39,223
     Accumulated deficit/retained earnings                  (7,782)          7,103
     Deferred compensation                                      --            (224)
     Notes receivable                                          (45)            (81)
                                                         ---------       ---------
                  Total stockholders' equity                33,195          46,023
                                                         ---------       ---------
                                                         $ 136,001       $ 119,948
                                                         =========       =========

           See accompanying notes to consolidated financial statements

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(in thousands, except per share data)

                                                   Three Months Ended September 30,
                                                        1996             1995
                                                      --------         --------
                                                                       (Note 2)
System sales, net                                     $ 24,929         $ 17,831
Service and other sales                                  8,027            7,351
                                                      --------         --------
     Total net sales                                    32,956           25,182
                                                      --------         --------
Cost of system sales                                    33,976           12,002
Cost of service and other sales                          7,898            4,156
                                                      --------         --------
     Total cost of sales                                41,874           16,158
                                                      --------         --------
     Gross profit                                       (8,918)           9,024
Selling, general and administrative                     11,596            7,780
Research and development                                 2,997            1,261
                                                      --------         --------
     Operating loss                                    (23,511)             (17)
                                                      --------         --------
Other income (expense):
  Interest income                                           73               68
  Interest expense                                      (1,413)            (475)
  Other, net                                               (15)               4
                                                      --------         --------
     Total other expense                                (1,355)            (403)
                                                      --------         --------
Loss before income taxes                               (24,866)            (420)
Income tax benefit                                       8,728               79
                                                      --------         --------
     Net loss                                         $(16,138)        $   (341)
                                                      ========         ========
Net loss per Common share                             $   (.96)        $   (.02)
                                                      ========         ========
Weighted average number of
  shares of Common stock outstanding                    16,801           16,286
                                                      ========         ========

           See accompanying notes to consolidated financial statements

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(in thousands, except per share data)

                                                   Nine Months Ended September 30,
                                                      1996               1995
                                                    ---------         ---------
                                                                       (Note 2)
System sales, net                                   $ 102,173         $  53,418
Service and other sales                                22,703            18,688
                                                    ---------         ---------
     Total net sales                                  124,876            72,106
                                                    ---------         ---------
Cost of system sales                                   88,072            38,387
Cost of service and other sales                        19,368            11,712
                                                    ---------         ---------
     Total cost of sales                              107,440            50,099
                                                    ---------         ---------
     Gross profit                                      17,436            22,007
Selling, general and administrative                    30,016            20,966
Research and development                                7,020             3,656
                                                    ---------         ---------
     Operating loss                                   (19,600)           (2,615)
                                                    ---------         ---------
Other income (expense):
  Interest income                                         327               284
  Interest expense                                     (3,674)           (1,050)
  Other, net                                               47                16
                                                    ---------         ---------
     Total other expense                               (3,300)             (750)
                                                    ---------         ---------
Loss before income taxes                              (22,900)           (3,365)
Income tax benefit                                      8,015             1,315
                                                    ---------         ---------
     Net loss                                       $ (14,885)        $  (2,050)
                                                    =========         =========
Net loss per Common share                           $    (.89)        $    (.13)
                                                    =========         =========
Weighted average number of
  shares of Common stock outstanding                   16,801            16,101
                                                    =========         =========

           See accompanying notes to consolidated financial statements

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(in thousands)

                                                              Nine Months Ended September 30,
                                                                   1996           1995
                                                                 --------       --------
                                                                                (Note 2)
Cash flows used in operating activities:
     Net loss                                                    $(14,885)      $ (2,050)
     Adjustments to reconcile net loss to
       net cash used in operating activities
         Depreciation and amortization                              4,555          1,555
         Provision for valuation allowances and
           loss contingencies                                       5,440             --
         Deferred tax provision (benefit)                          (3,418)           117
         Amortization of deferred compensation                        224            252
         Amortization of note discount                                866             --
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                 5,739         (9,649)
         Increase in inventories                                  (22,039)       (14,867)
         Increase in prepaid expenses and other                    (6,953)        (4,413)
         Decrease in other assets                                     506              7
         (Decrease) increase in accounts payable                   (2,369)         9,742
         Increase in accrued expenses and other                     8,167          1,878
         Increase in deferred revenues                              3,662          5,878
         Decrease in income taxes payable                              --         (1,134)
                                                                 --------       --------
         Net cash used in operating activities                    (20,505)       (12,684)
                                                                 --------       --------
Cash flows used in investing activities:
         Capital expenditures                                      (5,438)        (3,955)
         Purchase of intangible assets                               (124)          (137)
                                                                 --------       --------
         Net cash used in investing activities                     (5,562)        (4,092)
                                                                 --------       --------
Cash flows provided by financing activities:
         Net borrowings under line of credit agreement             11,850          6,498
         Proceeds from exercise of options and warrants             1,797            827
         Collection on notes receivable                                36             --
         Principal payments under capital lease obligations
         and long-term debt                                        (1,032)           (68)
                                                                 --------       --------
         Net cash provided by financing activities                 12,651          7,257
                                                                 --------       --------
Net decrease in cash and cash equivalents                         (13,416)        (9,519)
Cash and cash equivalents at beginning of period                   16,010         13,580
                                                                 --------       --------
Cash and cash equivalents at end of period                       $  2,594       $  4,061
                                                                 ========       ========

           See accompanying notes to consolidated financial statements

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments, plus certain reserve additions which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2. ACQUISITION:

In March 1996, SubMicron Systems Corporation (SSC or "the Company"), acquired Imtec Acculine, Inc. (Imtec), a Sunnyvale, California company. Imtec's principal business is designing, developing, testing, manufacturing and marketing temperature regulated baths for the semiconductor market and related industries. The Company acquired all the outstanding stock of Imtec in exchange for 575,000 shares of Common stock. The transaction was accounted for as a pooling of interests and, therefore, the consolidated results of operations for the three and nine months ended September 30, 1996 include Imtec's results of operations for the periods then ended. Additionally, the consolidated balance sheet of SSC as of December 31, 1995 and the results of operations for the three and nine months ended September 30, 1995 have been restated to include Imtec's historical financial information.

3. INVENTORIES:

Inventories are stated at the lower of cost (first in, first out) or market and consist of the following:

                                                    September 30,  December 31,
                                                        1996           1995
                                                      --------       --------
                 Raw materials                        $ 29,990       $ 20,231
                 Work-in-process                        23,295         14,619
                                                      --------       --------
                                                        53,285         34,850
                 Excess and obsolescence reserve        (5,164)          (718)
                                                      --------       --------
                                                      $ 48,121       $ 34,132
                                                      ========       ========

4. CUSTOMER INFORMATION:

Sales of the Company's products to two customers accounted for 22% of total sales for the nine months ended September 30, 1996, and sales to two different customers accounted for 20% of total sales for the nine months ended September 30, 1995. Accounts receivable for the largest customer in 1996 represents 10% of consolidated receivables as of September 30, 1996.

5. LINE OF CREDIT:

In February 1996, the Company obtained a $30,000,000 credit facility from a group of lenders. The Company used the credit facility to refinance its previous line of credit and to provide working capital. Borrowings under the credit facility bear interest at LIBOR plus 1.75% or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the Company and its subsidiaries. Borrowings on the credit facility were approximately $28,100,000 at September 30, 1996. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenants including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios.

As of September 30, 1996, the Company was not in compliance with several of these covenants. As a result, the credit agreement provides that the banking group is not required to make any further loans and may, if the requisite number of lenders so determine, attempt to accelerate the maturity of the loan. The Company is currently discussing with the banking group an arrangement whereby the banking group will continue to make available funds for the Company's working capital requirements which may result in an increase in the interest rate on borrowings or other additional costs. At the same time, the Company is exploring alternative lending and other financial arrangements to provide for the Company's working capital and other cash requirements.

6. INCOME TAXES:

The Company accounts for income taxes under Financial Accounting Standards No.
109. As of September 30, 1996, the components of the Company's net deferred income tax asset are approximately as follows:

                                 Financial statement reserves       $ 1,460,000
                                 Uniform capitalization                 264,000
                                 Gain on litigation settlement       (1,074,000)
                                 Deferred compensation                  314,000
                                 Depreciation                          (149,000)
                                 Loss carryforwards                   3,804,000
                                 Other                                   57,000
                                                                    -----------
                                                                    $ 4,676,000
                                                                    ===========

No valuation allowance has been provided for deferred tax assets.

7. CONVERTIBLE SUBORDINATED NOTES:

The Company issued $19,000,000 face value of 9% convertible subordinate notes in December 1995, payable in full on December 15, 1997. The notes provide for a change in the current conversion price from $11.64 per share to 80% of the market value of Common stock on the date of default, with a minimum conversion price of $4.50 per share, except for payment defaults. Events of default include, among other things, not achieving earnings per share of $.20 in 1996.

8. OTHER DEBT

In September 1996, the Company completed a sale-leaseback transaction, which included a refinancing of an existing capital lease, for net proceeds of $5,287,000. Included in prepaids and other in the accompanying balance sheet is $4,497,000 of the above proceeds which were received in October 1996. These capital leases have an effective interest rate of approximately 8% and are payable over a five year period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales increased 31% and 73% for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year. Net sales for the three months ended September 30, 1996 decreased 30% as compared to the three months ended June 30, 1996, due primarily to shipment delays at the Company's primary subsidiary, SubMicron Systems, Inc. (SSI). The shipment delays are a function of the overall slowdown of the industry and delays in completion of several units of a large custom order currently in production. It is anticipated that the remaining units of this order will be shipped in the fourth quarter of 1996. In addition, industry conditions have resulted in downward pressure on pricing which has resulted in lower gross profits.

Gross Profit

Gross margins were (27%) and 14% for the three and nine months ended September 30, 1996, respectively, as compared to gross margins of 36% and 31% for the comparable prior year periods. The decrease in gross margin for the three and nine month periods ended September 30, 1996, is primarily attributable to low third quarter shipments, higher than anticipated production costs on a specific customization order, and pricing pressure caused by a market softening. The change in the business environment, which is marked by significant increases in customization, pressures to meet higher performance specifications and overall market softening led management to reassess at this time its warranty, installation and inventory reserves. As a result, these reserves were increased during the third quarter by approximately $5.1 million (15% of third quarter net sales). In addition, the Company recognized a $3 million writedown of inventory, which is 9% of the third quarter net sales, due to the inability of a customer to complete a scheduled purchase. This writedown represents approximately 40% of the total cost of the eleven units produced under the order. The Company has engaged an outside sales representative to assist in the sale of these units.

Selling, General and Administrative

Selling, general and administrative expenses were 35% and 24% of net sales for the three and nine month periods ended September 30, 1996, respectively, as compared to 31% and 29% of sales for the comparable periods in the prior year. The increase in selling, general and administrative expenses as a percentage of net sales for the three month period is the result of low shipment volume in relation to the Company's large amounts of fixed charges and $400,000 of professional fees incurred in connection with the Company's proposed convertible subordinated notes exchange offer. In addition, the bad debt reserve was increased by approximately $475,000 in the third quarter. The decrease in selling, general and administrative expenses as a percentage of net sales for the nine month period in 1996 as compared to 1995 is a result of the much higher level of net sales in 1996 and the integration of Systems Chemistry Incorporation and Imtec Acculine, Inc. into the Company's corporate operations.

Research and Development

Research and development expenses were 9% and 6% of net sales for the three and nine month periods ended September 30, 1996. Research and development expenses were 5% for both the three and nine month periods ended September 30, 1995. The increase in research and development spending is due primarily to the continued development of the Company's Primaxx(TM) gas phase products.

Other Income (Expense), Net

Other expense, net, was approximately $1.4 million and $3.3 million for the three and nine month periods ended September 30, 1996, respectively, as compared to other expense of approximately $400,000 and $700,000 for the comparable periods in the prior year. Other expense for the three and nine months ended September 30, 1996, consists of interest charges associated with borrowings on the Company's line of credit and 9% convertible subordinated notes versus interest on borrowings under its previous line of credit in the comparable 1995 periods. The level of borrowings under the line of credit has increased as a result of significant increases in accounts receivable and inventory in 1996 versus 1995. Management has instituted an inventory reduction program in order to strengthen its balance sheet and financing availability.

Future Operating Results

In response to the overall business environment and operating results in the third quarter of 1996, the Company reduced its workforce by 15% at the end of September and instituted management reorganization and cost reduction programs.

The Company's future results will depend upon its ability to achieve the anticipated cost savings and profitable sales growth of its existing products and to successfully introduce new products to its customers in the semiconductor industry. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

Liquidity and Capital Resources

In February 1996, the Company obtained a $30,000,000 credit facility. The Company used the credit facility to refinance its existing line of credit and to provide working capital. Borrowings under the credit facility bear interest at LIBOR plus 1.75% or prime and are secured by substantially all of the assets of the Company. This credit facility replaced all other credit facilities of the Company and its subsidiaries. Borrowings on the credit facility were approximately $28,100,000 at September 30, 1996. The credit facility is subject to renewal in August 1997 and includes certain financial and other covenants including a limitation on capital expenditures, restriction on payment of dividends and the maintenance of certain financial ratios.

As of September 30, 1996, the Company was not in compliance with several of these covenants. As a result, the credit agreement provides that the banking group is not required to make any further loans and may, if the requisite number of lenders so determine, attempt to accelerate the maturity of the loan. The Company is currently discussing with the banking group an arrangement whereby the banking group will continue to make available funds for the Company's working capital requirements which may result in an increase in the interest rate on borrowing or other additional costs. At the same time, the Company is exploring alternative lending and other financial arrangements to provide for the Company's working capital and other cash requirements.

In addition to servicing the borrowings under the credit facility, the Company is required to repay in full the $19 million of convertible subordinated notes on December 15, 1997. Management is continuing to evaluate financing alternatives to meet its payment obligation under these notes.

In September 1996, the Company completed a sale-leaseback transaction, which included a refinancing of an existing capital lease, for net proceeds of $5,287,000. Included in prepaids and other in the accompanying balance sheet is $4,497,000 of the above proceeds which were received in October 1996. These capital leases have an effective interest rate of approximately 8% and are payable over a five year period.

Cash provided by (or used in) operating activities varies significantly between periods. Differences between periods are primarily due to timing of shipments, cash receipts and inventory purchasing. For the nine months ended September 30, 1996, the Company used approximately $20,505,000 in cash flows for operating activities versus $12,684,000 for the comparable period in 1995.

Cash and cash equivalents decreased by approximately $13,416,000 during the nine month period ended September 30, 1996, to approximately $2,594,000. Cash used in operations totaled approximately $20,505,000 for the nine months ended September 30, 1996, which was largely due to the net loss of $14,885,000 and increased inventory levels. Net accounts receivable increased $6,733,000 from approximately $46,619,000 at December 31, 1995, to approximately $39,886,000 at September 30, 1996. Inventory balances of approximately $48,121,000 at September 30, 1996 are up approximately $13,989,000 from the December 31, 1995 balance of approximately $34,132,000 due primarily to shipment delays and to the purchase of raw material inventory in anticipation of shortages of key materials.

To the extent cash generated from operations is insufficient, the Company will require additional capital. Although there can be no assurances, the Company anticipates that it will meet such needs through additional bank financing or the issuance of debt or equity securities. In this regard, the Company is currently discussing with its banking group, as well as other financial sources, the availability of such funds.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such difference include, but are not limited to, the fact that the semiconductor industry is highly competitive and has recently experienced a softening in demand, the technology in the semiconductor industry is rapidly changing, and there can be no assurance that the Company's products will continue to obtain market acceptance or that its new products will be accepted in the marketplace, and the success of the Company's negotiations with its banking group and other sources of funding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.

                                             SUBMICRON SYSTEMS CORPORATION

Dated:  November 19, 1996                    By: /s/ David F. Levy
                                                ---------------------------
                                                David F. Levy
                                                President & CEO

Dated:  November 19, 1996                       /s/R. G. Holmes
                                                ---------------------------
                                                R. G. Holmes
                                                Chief Financial Officer