Form 10-K405
period 1996-12-31
SUBMICRON SYSTEMS CORP
filed 1997-04-15
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT
      OF 1934
      For the fiscal year ended December 31, 1996.

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE
      ACT OF 1934
      For the transition period from       to   .

            Commission file number 0-19507

                          SubMicron Systems Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3607944
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6620 Grant Way, Allentown, PA  18106                               18106
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (610) 391-9200

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X].

Based on the closing sale price of March 3, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $49,140,720.

The number of shares outstanding of the Registrant's Common Stock was 16,890,014 at March 3, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1997 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.  BUSINESS

General

      SubMicron Systems Corporation (the "Company" or "SubMicron"), through its subsidiaries, designs and manufactures and markets silicon wafer surface preparation equipment, chemical delivery and management systems, and other technologies for use in the production of semiconductor wafers and integrated circuits (ICs).

SubMicron Systems, Inc. (SSI)

      SSI designs, manufactures and markets advanced wet processing equipment for sale primarily to the semiconductor and silicon wafer manufacturing industries. Utilizing advanced robotics systems and sophisticated software, this equipment carries out precise and highly controlled critical cleaning, etching and stripping steps in the production process. Modular in design, SSI wet stations provide the customer with the flexibility to reconfigure or extend the systems to meet future needs by replacing or adding individual modules.

Universal Plastics (UP)

      Complementing the product line offered by SSI, UP manufactures a broad line of wet processing equipment, including manual and semi-automatic models which require greater operator assistance to accomplish wafer processing tasks. UP also offers wet stations which incorporate a higher degree of automation and robotics. The utilization of UP's systems extends beyond the semiconductor sector to include such applications as circuit boards, parts cleaning, plating, and substrates of other electronic devices. The systems are typically utilized in research and development, and pilot line applications as well as volume manufacturing.

Systems Chemistry Incorporated (Systems Chemistry)

      Systems Chemistry provides automated chemical distribution and management systems to the semiconductor, flat-panel display, recording head and related industries. The systems control and dispense high purity acid, caustic, oxidizer, and solvent chemicals throughout a factory, typically from bulk chemical storage to point-of-use locations. Delivery methods vary with individual installations and customer specifications and have included the three basic industry methodologies of pumping, vacuum/pressure, and pump/pressure. Advanced control capabilities provide the customer with improved chemical quality, lower emissions, reduced consumption, special mixing techniques and safety. Systems Chemistry also offers chemical waste collection and the ability to interface with chemical reprocessors.

IMTEC Acculine, Inc. (IMTEC)

      IMTEC designs, develops, tests, manufactures and markets temperature regulated baths, megasonics systems, as well as a number of ancillary products for the semiconductor manufacturing and related industries. Many of IMTEC's products are developed for use in wet processing equipment. The company's megasonics systems, for instance, produce high-frequency acoustical waves in tank baths to augment chemical action taking place on the wafers.

PRIMAXX(TM) Corporation

      In July 1996, the company formed a new subsidiary, PRIMAXX Corporation. PRIMAXX was created to design, manufacture and market tools for single-wafer processing. Using gas-phase chemistries to remove organics, particulates and metals from wafer substrates, PRIMAXX provides the foundation for the thin films necessary for high-yield production of advanced ICs. Based on the PRIMAXX platform, the PRIMAXX2F(TM) has been designed to deposit ferroelectric material on wafer surfaces.

Industry Background

      The need for new processes and systems capable of manufacturing silicon wafers and high performance electronic devices with increasingly complex circuits has increased the demand for new semiconductor production equipment. Since 1980, the semiconductor industry has met the growing demand for more advanced Dynamic Random Access Memory (DRAM) by providing integrated circuits with smaller circuit designs and increased memory capacity. With the successive development of the 64KB, 256KB, 1MB, 4MB and 16MB DRAMs, feature sizes of the circuits have declined from a size greater than 2.0 microns to 0.5 micron for a 16MB DRAM. At the same time, the size of the wafers has increased from four inches (100mm) in diameter to eight inches (200mm) in diameter. The first wafer fabrication facility built specifically to process 12-inch wafers (300mm) is scheduled to begin production in 1998.

      Silicon wafers are transformed into semiconductor chips in a specialized production facility known as a wafer fabrication line. Integrated circuit manufacturing involves a complex series of repetitive process steps to transform a raw silicon wafer into an integrated circuit The number of steps involved in the manufacture of DRAMs has increased from approximately 60 process steps for the 64KB (64 thousand bits) circuit to over 250 process steps for the 16MB (16 million bits) circuit. A critical part of the fabrication process is the cleaning of the wafers to remove particles, oxides and metal contamination which, if not removed, can render a circuit inoperable, particularly if the size of the contaminant particle is larger than the geometry of the integrated circuitry. As the circuits on DRAMs have become smaller, the tolerance levels for contaminants on the wafer surface have declined in order to maintain commercially acceptable yields.

Wafer and Semiconductor Device Fabrication

      The basic component in the manufacture of semiconductor devices is a thin, circular crystalline wafer, typically 100mm to 200mm in diameter, composed of silicon or another semiconductor material. During the fabrication process, several layers of conductive or dielectric materials are sequentially grown or deposited on the wafer surface through a series of thermal or chemical procedures. Production occurs in a controlled environment known as a "clean room," which is a manufacturing facility separated from the outside environment and which employs specialized filters to reduce the number of particulates in the air within the facility. Each layer undergoes a series of processes to etch and strip away a portion of the layer, leaving the desired integrated circuit pattern. The wafers are ultimately separated into individual integrated circuits or discrete components and are then packaged, assembled and tested.

      The typical integrated circuit fabrication process takes between eight and twelve weeks. The primary stages of this process are discussed below. The typical "base" silicon wafer fabrication process takes between three and six weeks.

      Cleaning. The wafer surface must be cleaned and prepared in order to begin the IC fabrication. As the integrated circuits' geometry becomes smaller and more complex, the reduction of organic, metal and particle contamination of the wafer becomes a critical factor in wafer processing. Specific contaminants are organic, oxide films and metals. These contaminants can destroy individual circuits and must be removed prior to the growth or deposit of subsequent layers on the wafer. Contamination removal is also required prior to high-temperature operations so that the contamination is not diffused into the wafer during such operations. The wafer must also be cleaned at various other stages in the fabrication process to continue to remove contaminants and particulates.

      Cleaning is generally performed by exposing the wafer to a sequence of liquid chemical baths or gas vapors. SSI's products are designed to perform these functions throughout the integrated circuit fabrication process. As many as 50 of the 300 process steps involved in manufacturing an advanced IC take place in a wet station. In addition to contamination from particles left over from the various steps in the fabrication process, such as etching or stripping, contaminants may also be introduced from the equipment and chemicals utilized in the manufacturing process.

      SSI has designed its automated wet stations to reduce the level of contamination to which the wafer is exposed during operation of its equipment. SSI's "rear-mounted" system has two-axis robots which permit the front of the system to be closed off to the outside environment, thereby reducing particulate contamination. The Company's GAMA-1(TM) is a self contained system not exposed to the outside environment. Both types of equipment are assembled in a clean room, which reduces the risk of equipment contamination during assembly.

      Layering. After initial cleaning and wafer surface preparation, a thin film of either conductive or dielectric material is grown or deposited on the wafer surface. Depending upon its particular electrical properties, a layer functions as an insulator, semiconductor or conductor.

      Photolithography. After the film layer is deposited on the wafer, it is covered with photoresist, a light sensitive material. Integrated circuit patterns are then projected onto the photoresist by exposing it to an energy source. Chemical changes occur in the portion of the photoresist exposed to the energy source. These changes result in a transfer of the image of the desired circuit onto the wafer.

      Etching. After a circuit pattern has been imprinted, the image on the film is developed, which creates precisely defined areas of protected and unprotected photoresist. The next step in the fabrication process is etching, which involves removal of the unprotected areas of the patterned film, leaving behind the desired circuit pattern. The etching can be accomplished with either a wet chemistry process, using liquid chemicals, or a dry chemistry (typically plasma) process, using chemical gases. The circuit is then electrically charged, or doped, through the diffusion or implantation of ions.

      Stripping. After the surface has been electrically charged, the remaining areas of photoresist are stripped off the wafer with either a wet chemistry or a dry chemistry process.

      These operations are repeated numerous times during the fabrication process; the exact number depends upon the type and complexity of the semiconductor device. A finished integrated circuit consists of a number of film layers which together form thousands of extremely small electronic components that combine to perform the desired electrical functions. Each step in the fabrication process requires precision and must be rigorously controlled to attain commercially acceptable yields and cost performance.

Products

      Automated Wet Stations. SubMicron's primary business is the design and manufacture of automated wet stations, accounting for approximately 60% of net sales for the year ended December 31, 1996. A wet station consists of an interconnected series of chemical processing modules, each programmed to apply specific chemicals, gases or vapors to the wafer surface in order to remove particles and other contaminants, to etch deposited layers or strip photoresist from the wafer. Wafers are processed in the wet station primarily by immersing the wafer in a chemical bath or by placing the wafer into a vapor chamber. Other modules in a system are used to rinse and dry the wafer. Wafers are transported from module to module by a robotic arm. The robot and specific chemical or vapor used with each module, including the chemical or vapor concentration and temperature, are controlled by a computer and customized software included with each system.

      SubMicron's automated systems are designed to minimize the level of contaminants introduced into the fabrication process by reducing both the contamination level of its components and the chemicals used in its systems as well as the degree of operator interaction necessary for operation. Each system is based on a standardized modular design which is intended to permit reconfiguration of the system to meet particular customer needs and specifications. The modular design also provides certain flexibility in reconfiguring or expanding the system as integrated circuits become more complex and processing requirements change.

      SubMicron's new generation of automated wet station, called GAMA-1(TM), is designed to achieve the future industry requirements for fabrication of silicon wafers of up to 300mm and device features as small as 0.25/0.35 microns, required for manufacturing 64MB DRAMs.

      GAMA-1(TM) is designed to provide lower operating costs and reduced emissions compared to other cleaning systems. The GAMA-1(TM) incorporates the following features:

            Reduced Exhaust Emissions: GAMA-1(TM) utilize a proprietary Class 1 mini-environment which emits less exhaust emission compared to conventional systems. This makes the tool more environmentally friendly and safer for human operators than certain other systems.

            Point-of-Use Concentration Control: Each chemical bath incorporates a point-of-use concentration control called In-situ Chemical Efficiency (ICE) which extends the useful chemical life, thus reducing chemical consumption and waste.

            Semi-Cassetteless Carriers: Typical wet stations utilize a cassette to hold the silicon wafers, which requires the equipment and chemical tanks to perform the cleaning process on the cassette as well as the wafers. A semi-cassetteless system reduces the cleaning load by enabling a reduction in the size of tanks and the volume of the chemical required to process wafers.

            Smaller footprint: The GAMA-1(TM) station incorporates chemical dispense and mix units, which in the past had been remote, into the design of the wet station. This enables a reduction in overall floor space required.

      To further reduce the level of contaminants introduced into the fabrication process by its automated wet stations, SSI assembles and packages all of its automated wet station systems in a Class 10 clean room (fewer than ten particles per cubic foot of air per minute contained in the air circulating through the clean room).

      SSI's systems also offer the following features, many of which are sold separately as additions to, or replacements for, existing systems:

Megasonic Cleaning System (Phaser). SubMicron's high frequency/high power energy cleaning system (the "TurboPhaser") uses high frequency energy waves to remove particle contamination from a batch of wafers immersed in a chemical bath. This process, also known as megasonic cleaning, is designed to assist in the removal of contaminants from the wafer surface which generally cannot be removed by standard spray wafer processing. The TurboPhaser is operated by an electronic controller and possesses transducer assemblies capable of operating (from a single power supply) at a frequency range of .75 Mhz to 1.2 Mhz and emitting over 1600 watts per transducer utilized in a wet station. There are patent applications pending for portions of the megasonic cleaning system. The TurboPhaser may be used in both UP and SSI wet benches, and is also available as an OEM subsystem for incorporation or retrofit into other wet benches. This technology has been transferred to IMTEC to complement and extend its line of products.

Point-of-Use Chemical Generation System (POUCG). This patented system mixes liquid chemicals at the point of use (the particular tank in the wet station) by injecting specific gases into purified water contained in station processing tanks. Many semiconductor manufacturing facilities supply chemicals to processing tanks from a central plant system often located hundreds of feet from the processing tanks. Because chemicals can be transported from a central plant system with few contaminants, the POUCG system is generally able to produce purer chemicals for application in processing tanks than those distributed in liquid form from a central plant system. Furthermore, this system reduces the need to utilize certain commercially prepared liquid chemicals which typically are not at the purity levels attained by the chemicals generated by SubMicron's system.

Point-of-Use Chemical Concentration System (ICE, In-situ Chemical Efficiency). The concentration of chemicals utilized in process tanks, whether supplied in liquid form from a central plant system or generated from gas at the point-of-use, diminish over time. SubMicron's system continuously monitors the chemical concentration in the process tanks and injects chemical gases into processing tank solutions as necessary in order to maintain chemical concentration. The system's ability to replenish depleting chemicals reduces the need to replace chemicals, resulting in lower customer chemical usage and disposal costs. SubMicron has patented a portion of this system.

High-Temperature Recirculation/Filtration System. The continuous recirculation and filtration of the chemicals in a tank provides an alternative to conventional, stagnant process solutions which require more frequent chemical changes. Although this product has a higher initial cost than conventional recirculation systems, the Company believes the system is generally less expensive to operate than conventional systems because it reduces chemical consumption, contamination and disposal costs.

Sulfuric Ozone Injection and Recirculation System. This system, for which SubMicron has received a patent, is designed for continuous sulfuric filtration and solution oxidation. The system has certain advantages over conventional liquid oxidized solutions, including the reduction of the contaminants and chemical consumption and disposal, the minimization of sulfuric dilution, the extension of sulfuric bath life and the elimination of certain metal cleaning process steps.

Chemical Mix/Bulk Dispense System. This system offers precise mass ratio mixing and high purity recirculation and filtration for dispensing chemicals utilized in the cleaning, stripping and etching of wafers.

All Teflon Recirculation/Filtration System. This product offers a high-purity process recirculation and filtration system for chemicals utilized in SSI's process tanks. The system features a pneumatic pump surge suppressor designed to extend pump and filter life and to provide continuous flow and standard aspirated draining of the entire wet station system.

Turbo DI Water Rinse. SubMicron's Turbo DI (Deionized) Water Rinse is a processing tank utilized for combination quick-dump/spray/high-flow cascade rinsing and gas injection. SubMicron has received a patent for this processing tank's design. The design allows for uniform chemical application to wafer surfaces, and the tank may be programmed for continuous variable temperature liquid injection.

Cluster Tool Dry Cleaning System (PRIMAXX(TM) Corporation product line). SubMicron's current automated chemical process systems make primary use of liquid (wet) chemical processing. SubMicron believes that as semiconductor devices become more complex, the industry will move towards single wafer processing and that gas (dry) processing techniques will be employed in more phases of the fabrication process. Several companies are utilizing dry chemical vapor deposition (CVD) techniques to deposit layers on single wafers for subsequent process applications. These CVD techniques are most effective when performed in a nonatmospheric (vacuum) environment. In order to maintain a vacuum as wafers proceed through the fabrication process, a standard industry interface, called MESC, has been established which permits processing tools to be connected to each other so that wafers may be transferred between processing steps without being exposed to atmospheric or human contact. The MESC interface provides the means for tools to be clustered together, thereby taking up less space in a fabrication line. Moreover, cluster tools are completely closed to the outside environment and do not need to be kept in clean room conditions.

      In order to successfully perform dry CVD processing, the wafer must first be cleaned. Wet stations, which use liquid chemicals in atmospheric conditions, permit oxidation contamination on the wafer surface and therefore cannot be used in the cluster module. PRIMAXX(TM) has been designed to remove certain contaminants as well as moisture in a vacuum, and permits vacuum wafer transfer to the CVD reactor, thereby preventing oxidation contamination. SubMicron has obtained a patent relating to the dry cluster cleaning tool and has developed proprietary processes used in connection with the dry cluster cleaning tool.

      Accordingly, SubMicron is expending a significant portion of its research and development efforts in the area of dry processing. It has provided a grant through December 1996 to Pennsylvania State University which funds research to evaluate prospects for extending PRIMAXX(TM) technology for further use in the semiconductor manufacturing industry.

      SubMicron does not believe that dry cluster tools will replace the need for its automated wet station. Dry cluster cleaning tools remove moisture, organics, oxides and metals from wafer surfaces but the technology cannot clean heavily contaminated wafers, nor can it remove particles. SubMicron's wet stations, which remove particle contamination with the aid of megasonics-enhanced chemical processing tanks (acoustical energy cannot be transmitted in a vacuum/gas environment) is still expected to be needed to prepare the wafer surface prior to cluster tool processing and for other processing steps which do not utilize dry technology.

      The Company also has developed an extension of PRIMAXX(TM) to perform etching steps as well as a deposition tool called the PRIMAXX2F(TM) which is designed to deposit uniform films of ferroelectric materials used in advanced applications, such as non-volatile memory devices.

Research and Development

      The market for semiconductor manufacturing equipment is characterized by rapid technological change and product innovation. SubMicron believes that continued and timely development of new products and enhancements to existing products are necessary to maintain its competitive position within the industry. Accordingly, SubMicron is committed to an active research and development program and regularly consults with customers, industry groups and academic institutions to determine the changing needs of the industry.

      SubMicron's research and development programs are primarily focused on devising methods for producing cleaner wafer surfaces required for smaller geometry integrated circuits, increasing process control and flexibility through monitoring and software management systems, and further developing robotic automation in the clean room for single wafer processing. The Company believes that evolving technological challenges in the manufacturing process of advanced semiconductor devices present significant opportunities and challenges.

      SubMicron maintains a 2,600 square-foot Class 1 Applications Laboratory in a portion of its Allentown facility. The Applications Lab provides the Company's customers with the ability to process their wafers on the Company's equipment. The equipment in the Applications Lab includes a GAMA-1(TM) station, a PRIMAXX(TM) module, a semi-automatic wet station and a rear mount station. The Applications Lab also contains equipment for analytical process performance data on the quality of the Company's equipment. This capability includes defect analysis for particles and ionics as well as oxide uniformity analysis. The Applications Lab also provides a test facility for the Company's future products. SubMicron currently maintains a research and development process engineering staff of 48.

      Expenditures for research and development are charged to expense as incurred. During 1996, 1995 and 1994 research and development expenses were approximately $9.4 million, $5.7 million and $3.4 million, respectively.

Marketing, Sales and Service

      SubMicron markets and sells its products for use in both new fabrication lines and as replacement systems or components for existing fabrication lines. Potential customers for SubMicron's products include advanced semiconductor manufacturers worldwide. Geographically, four principal markets exist: Japan; the United States; Europe; and the Far East.

      In 1996, approximately 70% of the Company's net sales were to major chip manufacturers in the United States and, therefore, the Company has directed the majority of its sales and marketing efforts in the U.S. SubMicron sells its products in the United States through a combination of a direct sales force and manufacturer's representatives.

      SubMicron is increasing its marketing effort in Europe and the Far East. SubMicron has a sales office in France and a subsidiary in Singapore. SubMicron also has a joint venture agreement with a Japanese company, whereby SubMicron has given exclusive manufacturing and distribution rights in Japan for one of its products. In exchange, SubMicron receives exclusive manufacturing and distribution rights in the United States for one of the Japanese company's products. The Company believes this agreement enhances its ability to penetrate the Japanese market.

      SubMicron has experienced and expects to continue to experience variations in its customer mix. The timing of an order for SubMicron's products is primarily dependent upon the customer's expansion program, replacement needs or requirements to improve semiconductor device fabrication productivity and yields. Consequently, a customer that places significant orders in one year may not necessarily place significant orders in subsequent years.

      Due to the substantial operational and financial commitments customers make when they purchase a system, SubMicron believes that its ability to provide prompt and effective field support is critical to its marketing efforts. SubMicron employs 122 full-time field service engineers to assist and train its customers in performing preventative maintenance and to service SubMicron's equipment. For certain large domestic and international orders, SubMicron provides full-time on-site technical support and maintenance for the first year. After the first year, SubMicron offers maintenance contracts whereby one or more employees of SubMicron will work full time at the customer's facility and provide service, maintenance and/or training for customer's personnel on a fee basis. SubMicron typically provides its customers with a one-year parts-and-labor warranty on products, which generally begins two months after delivery of a product. In an attempt to reduce the cost of such warranties, SubMicron generally requires its vendors to provide a comparable parts warranty on the component parts not manufactured by SubMicron.

Backlog

      SubMicron schedules production of its systems based upon order backlog. SubMicron includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve-month period. As of December 31, 1996 and 1995, SubMicron's backlog was approximately $71.8 million and $113.5 million, respectively. Because of possible changes in delivery schedules and cancellations of orders, SubMicron's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

Manufacturing and Assembly

      SubMicron performs a performance/cost analysis of each component of its products and manufactures only those component parts for which it believes there is a functional, quality or major cost advantage. Other components are purchased from third-party vendors. Many of these purchased items are standard products, although certain parts are made to SubMicron's specifications. Accordingly, SubMicron's manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into a finished system. SubMicron believes that this method allows it to achieve relatively flexible manufacturing capacity, while lowering overhead expenses.

      SubMicron assembles its automated wet systems in a Class 10 clean room environment which is similar to the clean rooms used by many semiconductor manufacturers for wafer fabrication. Universal Plastics and Systems Chemistry also assemble and test their finished products in clean rooms. This procedure is intended to reduce the amount of particulate and other contaminants in its system, thereby improving yield for its customers. Following assembly, the completed system is packaged in a clean room environment to maintain clean room standards prior to shipment.

      SubMicron attempts to maintain minimal inventory and to order component part supplies only as needed to manufacture a system for which a purchase order has been received. This approach subjects SubMicron to the risk that a component part or supply will be unavailable. SubMicron has attempted to reduce this risk by maintaining multiple approved vendors of component parts and supplies necessary for the manufacture of its systems and attempting to forecast requirements. To date, SubMicron has not experienced any material delay in the manufacture of its products caused by the inability to obtain component parts or supplies, although there can be no assurance that SubMicron will not experience any such delays in the future.

Competition

      The semiconductor equipment manufacturing industry is highly competitive. The principal competitive factors in the industry are the quality, performance, reliability, price and operating cost of the processing equipment. There can be no assurance that levels of competition in SubMicron's particular product markets will not intensify or that SubMicron's technological advantages may not be reduced or lost as a result of technological or other advantages by competitors or changes in semiconductor processing technology. Many of SubMicron's competitors have greater financial and other resources than SubMicron.

      The primary competition to SubMicron's automated wet station equipment is from Japanese companies, principally DaiNippon Screen Manufacturing Co., Ltd., Sugai Chemical Industry Co., and Sankyo Engineering Co., Ltd. SubMicron also competes with a number of non-Japanese companies, including Santa Clara Plastics Manufacturing Co., a U.S. company. In addition, SubMicron faces competition from a number of domestic companies which supply manual wet stations at a price significantly lower than the price of SubMicron's automated system.

Patents and Trademarks

      SubMicron holds 10 United States patents, has 3 allowed United States patent applications and has several patent applications pending in the United States covering various features of its products and products under development. SubMicron currently has 6 foreign patents and 5 patent applications pending outside of the United States. Although SubMicron believes that the protection of its proprietary technologies and products is important, it believes that patent protection is less important to its success than other competitive factors such as a skilled workforce, technical expertise and the ability to adapt quickly to changes in the marketplace. SubMicron attempts to protect its proprietary information through non-disclosure agreements with its key employees.

Employees

      At December 31, 1996, the Company had 667 full time employees, of whom 211 were engaged in manufacturing, 122 were engaged in field service, 83 were engaged in research and development, 155 were engaged in engineering and in sales and marketing and 96 held general and administration positions.

      SubMicron is not subject to any collective bargaining agreements.

Company History

      Trinity Capital Enterprise Corp. (Trinity) was formed in March 1991 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. On August 31, 1993, SSI merged into a subsidiary of Trinity, and Trinity changed its name to SubMicron Systems Corporation (the Company). Under the terms of the merger, Trinity issued a total of 5,666,440 shares of its Common stock in exchange for all outstanding shares of SSI Common stock. For financial reporting purposes, the acquisition was treated as a recapitalization of SSI with SSI as the acquirer (reverse merger).

      In May 1994, the Company acquired the assets of DiPiero, Inc. (d/b/a Universal Plastics) in exchange for assuming liabilities of approximately $2.3 million. For financial reporting purposes, the acquisition was accounted for as a purchase. In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry for 3,400,000 shares of Common stock. In March 1996, the Company acquired all of the outstanding Common stock of IMTEC Acculine, Inc. for 575,000 shares of Common stock. Each of the Systems Chemistry and IMTEC transactions was accounted for as a pooling of interests and, accordingly, historical financial data has been restated.

ITEM 2.  PROPERTIES

      SubMicron's principal manufacturing and design facilities of SSI occupy approximately 90,000 square feet of three separate buildings in Allentown, Pennsylvania. The lease for these facilities expires in January 1998. The current monthly rental expense, including expenses, is $58,125.

      In November 1996, the Company entered into a lease with a related party for a 35,000 square foot facility near its main Allentown operations. The facility is being used for additional office and manufacturing space and to provide a training facility for the Company. The seven year lease provides for monthly rental expense ranging from $21,565 to $23,453 with rental adjustments on the second and fourth anniversary of the lease agreement.

      Systems Chemistry occupies 38,019 square feet of a building in Santa Clara, California with current monthly rental expense of $29,559. UP occupies 26,340 square feet of a building in Santa Clara, California with current monthly rental expense of $18,916. IMTEC occupies 16,400 square feet of a building in Sunnyvale, California, with a current monthly rental expense of $7,360. The Company's Singapore subsidiary occupies 700 square feet of office space in Singapore. SubMicron also leases four sales offices, two in Texas, one in California and one in France. The Company's facilities are expected to be adequate to support its operations.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is subject to lawsuits arising, from time to time, in the ordinary course of its business. In the opinion of management, the ultimate resolutions of such matters will not have a material impact on SubMicron's financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item A.  Executive Officers of the Registrant

Name                Age    Positions with the Company
----                ---    --------------------------
David F. Levy       52     Chairman of the Board and Chief Executive Officer
Daniel G. Hajjar    58     Chief Operating Officer
R.G. Holmes         49     Chief Financial Officer and Treasurer

      Mr. Levy, the founder of SSI, was SSI's Chairman of the Board, President and Chief Executive Officer from its inception in October 1988 until its merger with the Company. He assumed these positions with the Company upon consummation of the merger. In addition, Mr. Levy was Treasurer of the Company from the date of the merger until December 1995. Prior to his founding of SSI, Mr. Levy was Vice President - Automation Division of Dexon from February 1988 to November 1988 and Vice President, Sales and Marketing of Dexon, from November 1985 to February 1988. From 1983 to 1985, Mr. Levy was Vice President of Sales and Marketing for Micron Air Systems and from 1978 to 1982, he was head of the Manufacturing Systems and Procedures Group for Signetics Corporation. Mr. Levy has a BS degree in Mechanical Engineering from Pontifica Universidade Catolica and an MBA from John F. Kennedy University of Orinda, California.

      Daniel G. Hajjar has been Chief Operating Officer since September 1995, and was Vice President, Business Operations from 1993 to such time. From 1985 to 1993, Mr. Hajjar held a number of management positions in Operations, Business Development and Engineering with Matrix Integrated Systems, Inc., most recently as Vice President of Operations. Prior thereto, Mr. Hajjar was in operations management with GCA Corp., and President/CEO of Trans-International Trading, Inc. Mr. Hajjar holds a BS degree in Industrial Technology from Northeastern University.

      R.G. Holmes has been Chief Financial Officer since July 1995 and Treasurer since December 1995. From 1987 to 1994, Mr. Holmes was Vice President Finance and Chief Financial Officer of Celgene Corporation. From 1982 to 1987 he held senior management positions in corporate planning and finance with Ziyad, Inc. Mr. Holmes holds a BS degree in Industrial Engineering from Lehigh University and an MBA from Harvard University.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SUBM." The following table sets forth for the periods indicated the closing price range of the Common stock as furnished by Nasdaq.


                         Common Stock
Quarter Ended           High       Low
-------------           ----       ---
March 31, 1995          $7-3/16    $4-1/8
June 30, 1995            12         6-3/4
September 30, 1995       14         8-3/8
December 31, 1995        11-7/8     9-3/8
March 31, 1996           11-1/4     8
June 30, 1996            11-11/16   7-7/8
September 30, 1996       8-7/8      4-5/8
December 31, 1996        5-9/16     3-41/64

      At March 3, 1997, there were 940 record holders of the Company's Common stock. The Company has not paid any dividends on its Common stock. The Company does not anticipate paying dividends on its Common stock in the foreseeable future, and its banking agreements also restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

                                                       Year Ended December 31,
                                   ------------------------------------------------------------------
                                      1996          1995(1)      1994(1)      1993(1)        1992(1)
                                   ---------       --------      -------      --------       --------

Statement of Operations Data:
Net sales                          $ 171,484       $123,068      $86,119      $ 57,607       $ 34,408
Cost of sales                        142,748         84,352       57,882        37,839         23,598
                                   ---------       --------      -------      --------       --------
Gross profit                          28,736         38,716       28,237        19,768         10,810
Selling, general and
  administrative                      41,337         29,109       21,465        12,860          7,791
Research and development               9,373          5,678        3,357         2,059          1,574
Special charges                           --             --           --           787            397
                                   ---------       --------      -------      --------       --------
Operating (loss) income              (21,974)         3,929        3,415         4,062          1,048
Other (expense) income, net           (4,701)         1,258           72          (259)          (245)
                                   ---------       --------      -------      --------       --------

(Loss) income before income
  taxes and cumulative effect
  of accounting change               (26,675)         5,187        3,487         3,803            803
Income tax (benefit) expense          (6,566)         1,498        1,454         1,049           (302)
                                   ---------       --------      -------      --------       --------

(Loss) income before
  cumulative effect of
  accounting change                  (20,109)         3,689        2,033         2,754          1,105
                                   ---------       --------      -------      --------       --------
Cumulative effect of
  accounting change                       --             --           --           440             --
                                   ---------       --------      -------      --------       --------
Net (loss) income                  $ (20,109)      $  3,689      $ 2,033      $  3,194       $  1,105
                                   =========       ========      =======      ========       ========
Net (loss) income per
  common share                     $   (1.20)      $   0.23      $  0.13            $-             $-
                                   =========       ========      =======      ========       ========
PRO FORMA INCOME DATA
(UNAUDITED):
Income before income taxes                $-             $-           $-      $  3,803       $    803
Pro forma income tax
  expense (benefit)                       --             --           --         1,738(2)        (151)(2)
Cumulative effect of
  accounting change                       --             --           --           440             --
                                   ---------       --------      -------      --------       --------
Pro forma net income                      $-             $-           $-      $  2,505       $    954
                                   =========       ========      =======      ========       ========
Pro forma net income per
  common share                            $-             $-           $-      $   0.16       $   0.06
                                   =========       ========      =======      ========       ========

                                                  December 31,
                          -------------------------------------------------------------
                            1996          1995         1994         1993         1992
                          --------      --------      -------      -------      -------
BALANCE SHEET DATA
Total assets              $125,934      $119,948      $59,992      $48,309      $17,006
Long-term debt            $ 25,195      $ 18,909      $ 2,390      $ 1,607      $ 1,883
Working capital           $ 25,618      $ 47,100      $24,178      $28,128      $ 2,557
Stockholders' equity      $ 28,676      $ 46,023      $31,808      $28,783      $ 2,762

------------------ (1) In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common stock. In March 1996, the Company acquired all of the outstanding Common stock of IMTEC in exchange for 575,000 shares of Common stock. Each transaction was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Systems Chemistry and IMTEC.

(2) Effective January 1, 1990 and through the date of the merger, SSI was an S Corporation under the Internal Revenue Code and was not subject to federal (and some state) corporate income taxes. On August 31, 1993, SSI terminated its S Corporation status as a result of the merger. The pro forma tax provisions for 1993 and 1992 reflect the appropriate tax provisions as if the Company and its subsidiaries had been a C Corporation for all periods presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

      SubMicron, through its subsidiaries, designs, manufactures and markets automated chemical processing and delivery systems for use in the production of semiconductor wafers and integrated circuits. Revenue related to system sales is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. Revenue related to service activities and sales of items from inventory is recognized when the service has been performed or when the items are shipped. Revenue from construction services is recognized when the service has been performed or when the items are shipped. Revenue from construction services is recognized on a method similar to the percentage-of-completion basis. SubMicron's results of operations have varied significantly from quarter to quarter. These fluctuations, which are likely to continue, are a result of several factors including, in particular, the relatively high price of SubMicron's products in relation to quarterly sales and the lead time to manufacture such products. Accordingly, quarterly results are likely to fluctuate and the results for any fiscal quarter may not be indicative of the results for future fiscal quarters.

      Cost of systems sold consists of materials, labor and related expenses associated with the production of a system and are charged to expense when the revenue related to the system is recognized. Cost of other sales consists primarily of resale goods which includes only the cost of materials as no parts or labor are incurred as "added costs" to resale items. Cost of service includes labor and related expenses on service contracts.

      In March 1996, the Company acquired all of the outstanding stock of IMTEC in exchange for 575,000 shares of Common stock. In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common stock. Each of the transactions was accounted for as a pooling of interests and, accordingly, historical financial data has been restated.

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations.

                                                  PERCENTAGE OF NET SALES
                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               1996          1995         1994
                                              ------        ------       ------
Total net sales                                100.0%        100.0%       100.0%
Total cost of sales                             83.2          68.5         67.2
                                              ------        ------       ------
Gross Profit                                    16.8          31.5         32.8
                                              ------        ------       ------

Operating Expenses:
  Selling, general and administrative           24.1          23.7         24.9
  Research and development                       5.5           4.6          3.9
                                              ------        ------       ------
  Total operating expenses                      29.6          28.3         28.8
                                              ------        ------       ------

Operating (loss) income                        (12.8)          3.2          4.0
Other (expense) income, net                     (2.7)          1.0          0.1
                                              ------        ------       ------
(Loss) income before income taxes              (15.5)          4.2          4.1
Income tax (benefit) expense                    (3.8)          1.2          1.7
                                              ------        ------       ------
Net (loss) income                              (11.7)          3.0          2.4
                                              ======        ======       ======

RESULTS OF OPERATIONS

Year ended December 31, 1996 compared to the year ended December 31, 1995

      Net sales consist of revenues from sales of systems, construction and installation of systems, spare parts and service contracts. Net sales increased $48.4 million, or 39%, to $171.5 million for the year ended December 31, 1996 from $123.1 million for the year ended December 31, 1995. Systems sales accounted for a majority of the increase. Systems sales for the year ended December 31, 1996 increased 54% to $140.8 million as compared to system sales for the year ended December 31, 1995 of $91.2 million. The increase in system sales is primarily attributed to the ability of the Company to conform its systems to the needs of its customers. Service and other sales remained near 1995 levels.

      Gross profit decreased 26% to $28.7 million for the year ended December 31, 1996 as compared to gross profit of $38.7 million for the year ended December 31, 1995. Gross profit, as a percentage of net sales, decreased to 17% of net sales for the year ended December 31, 1996 from 31% of net sales for the year ended December 31, 1995. The decrease in 1996 gross profit is in part attributed to a cyclical slowdown in the semiconductor industry which has led to pricing pressures and an increase in the number of customized systems. A majority of the costs associated with the deterioration of the gross profit margins occurred in the third quarter of 1996, primarily due to higher than anticipated production costs on several customized orders. During 1996 the Company recorded significant increases in its inventory, warranty and installation reserves. In addition, the Company recorded a $3 million writedown of inventory in the third quarter of 1996 representing approximately 9% of net inventories at December 31, 1995, due to the inability of a customer to complete a scheduled purchase of eleven SSI units. The writedown represents approximately 40% of the total cost of the units produced under this order. As of February 28, 1997, the Company had customer orders for three of these units with selling prices in excess of the original cost before writedown.

      Selling, general and administrative expenses were approximately 24% of net sales for the year ended December 31, 1996 and 1995. Selling general and administrative expenses were $41.3 million for the year ended December 31, 1996 as compared to $29.1 million for the year ended December 31, 1995, representing a 42% increase. The increase in selling, general and administrative expenses relates primarily to an increase in sales volume and related sales and marketing expenses. The increase was also due to professional fees incurred in connection with the Company's financing activities, an increase in the Company's allowance for uncollectable accounts, and a charge for value ascribed to warrants and options issued for professional services.

      Research and development expenses consist of salaries, project materials, laboratory costs, consulting fees and other costs associated with the Company's research and development efforts. Research and development expenses were $9.4 million, or 5% of net sales, for the year ended December 31, 1996 compared to $5.7 million, or 5% of net sales, for the comparable period of the prior year. Spending on research and development increased $3.7 million, or 65%, over the prior year due to an increased complexity and testing of the Company's PRIMAXX gas phase products.

      Other expense, net, was $4.7 million or 3% of net sales for the year ended December 31, 1996 as compared with other income net of $1.3 million or 1% of net sales for the year ended December 31, 1995. Other expense for the year ended December 31, 1996 consists primarily of interest charges associated with borrowings on the Company's line of credit, 9% convertible subordinated notes, and capital leases. Other income for the year ended December 31, 1995 represents interest expense on the Company's line of credit and convertible notes offset by interest income on investments and income recognized from the favorable outcome of a lawsuit.

      The effective tax rate in 1996 of approximately 25%, less than the statutory federal and state rates, is principally a result of the Company's recording a valuation allowance of $2.6 million against its deferred tax asset as of December 31, 1996, thereby reducing the benefit realized on the Company's 1996 net operating loss. In 1995, the effective tax rate of approximately 29%, is benefited principally from the implementation of a foreign sales corporation.

Year ended December 31, 1995 compared to the year ended December 31, 1994

      Total net sales in 1995 were $123.1 million, a 43% increase over 1994 total net sales of $86.1 million. The increase was primarily attributable to an increase in market demand for the Company's products. Systems sales increased to $91.2 million for the year ended December 31, 1995, as compared to $67.6 million for the year ended December 31, 1994, an increase of 35%. The increase in demand for the Company's products also contributed to the increase in the Company's service and other sales. Service and other sales increased to $31.9 million for the year ended December 31, 1995 as compared to $18.5 million for the year ended December 31, 1994, an increase of 72%.

      Gross profit increased 37% to $38.7 million in 1995 compared to gross profit of $28.2 million in 1994. Gross profit as a percentage of sales decreased to 31% of sales for the year ended December 31, 1995 compared to 33% of sales for the year ended December 31, 1994. The decrease in the gross profit percentage is due primarily to introductory pricing and certain cost overruns in the startup production for GAMA-1(TM) units in the second quarter of 1995.

      Selling, general and administrative expenses were $29.1 million for the year ended December 31, 1995, a 36% increase over the selling, general and administrative expenses for the year ended December 31, 1994 of $21.5 million. The increase is primarily attributable to an increase in commission expense and the hiring of additional sales personnel to accommodate the growth in sales for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Selling, general and administrative expenses, as a percentage of sales, decreased to 24% for the year ended December 31, 1995 as compared to 25% for the year ended December 31, 1994. The decrease as a percentage of sales is attributable to the significant increase in 1995 sales and the effects of fixed costs included in selling, general and administrative expenses.

      Research and development expenses increased 69% to $5.7 million for the year ended December 31, 1995 from $3.4 million for the year ended December 31, 1994. Research and development expenses, as a percentage of sales, were 5% for the year ended December 31, 1995 and 4% of sales for the year ended December 31, 1994. The increase in research and development expense is primarily attributable to the hiring of personnel to increase the amount of research and development efforts and to expand the applications laboratory.

      Other income (expense) consists of interest income on the Company's investments offset by interest charges on the Company's lines of credit, capital leases, and term note. Other income for the year ended December 31, 1995, includes amounts collected from the favorable outcome of a lawsuit, and is shown net of legal fees incurred.

      The effective tax rate decreased to 29% in 1995 from 42% in 1994, primarily due to tax benefits received from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      In 1996 cash and cash equivalents decreased $10.6 million to $5.4 million at December 31, 1996 from $16.0 million at December 31, 1995. SubMicron's cash used in operating activities varies significantly between periods, and is primarily due to the timing of shipments and cash receipts. For the years ended December 31, 1996, 1995 and 1994, SubMicron's operations used cash of approximately $21.3 million, $20.7 million and $13.3 million, respectively. Investing activities utilized cash of approximately $6.9 million, $5.9 million and $3.7 million in 1996, 1995 and 1994, respectively, primarily to purchase equipment to increase production capacity. Financing activities provided cash of approximately $17.6 million, $30.0 million and $9.6 million in 1996, 1995 and 1994, respectively. Financing activities in 1996 provided approximately $17.6 million primarily from borrowing on the Company's line of credit, proceeds from a sale-leaseback transaction and exercises of options and warrants. In 1995, financing activities provided $19.0 million from the issuance of convertible notes with detachable warrants, $7.2 million from borrowings on the Company's lines of credit, approximately $6.4 million from a sale of common stock and $4 million in short term financing by the Company's principals. The financing activities in 1995 were partially offset by principal payments on long term debt and capital lease obligations of $5.9 million. The $4 million in short term financing borrowed by the Company in October 1995 was repaid by the Company in December 1995. Financing activities in 1994 provided cash through borrowings on the Company's line of credit, of approximately $8.4 million, and through proceeds of approximately $1.9 million received from a sale-leaseback transaction.

      Working capital decreased approximately $21.4 million to $25.6 million as of December 31, 1996, from $47.1 million as of December 31, 1995. Accounts receivable increased approximately $955,000 to approximately $47.6 million as of December 31, 1996, from approximately $46.6 million at the end of fiscal 1995. Inventories increased $819,000 to approximately $35.0 million at December 31, 1996 from approximately $34.1 million at December 31, 1995 due principally to an anticipated increase in projected future sales and the purchasing of several key manufacturing components to avoid anticipated material shortages. The Company believes its investment in inventories will continue to require a significant portion of working capital and, as such, the Company may be subject to an increasing risk of inventory obsolescence, which could materially adversely affect the Company's operating results.

      In November 1995, the Company received approximately $6 million in net proceeds from the sale of approximately 700,000 shares of Common stock in a private placement. In December 1995, the Company issued $19 million principal amount convertible subordinated notes and detachable warrants to purchase 1,140,000 shares of Common stock. The notes were recorded at $16.5 million, net of the estimated fair value ascribed to the warrants of $2.5 million. The warrants are exercisable at $14 per share and expire in December 2000. The note discount is being amortized over the two year term of the debt.

      In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility bear interest at prime, as defined, plus 3.0% and are secured by substantially all of the assets of the Company. As of December 31, 1996, the Company was not in compliance with certain requirements of the credit facility, at which date $28.1 million was outstanding. The banking group has agreed not to accelerate the due date of the credit facility from its maturity date of August 18, 1997, assuming the Company's continued compliance with the terms of a new agreement entered into on March
31, 1997. Borrowings under the new agreement may not exceed $28.1 million, and the interest rate will be prime, as defined, plus 4.0%, effective June 1, 1997.

      In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock convertible into approximately 2.7 million shares of Common Stock and approximately $9 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes are convertible, after stockholder approval, into shares of Common Stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations and to obtain stockholder approval of the convertibility feature of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date. As a result of this transaction, $17.1 million of the 9% convertible subordinated notes have been classified in the noncurrent portion of long-term debt in the balance sheet at December 31, 1996.

      Management of SubMicron has budgeted approximately $3 million for capital expenditures in 1997 to expand its production facilities.

        In recent years, the Company has been substantially dependent upon borrowings to finance its operations. Management's estimates of the cash requirements to fund operating, investing and financing activities in 1997 will require replacement of the funds currently available under the credit facility. Without the availability of a sufficient credit facility, the Company is susceptible to severe cash shortages which may impact its ability to operate. To provide for the Company's cash and working capital requirements, management is pursuing additional funding arrangements and believes it can improve the Company's operating performance and cash flows sufficiently as follows:

- In response to the combination of the Company's rapid growth, and the semiconductor industry slowdown which severely impacted the Company's operations, management has instituted programs designed to reduce costs and improve performance. Management believes that margin improvements will result from improvements in quality control already implemented, more controlled operations resulting from the reduction in the direct labor workforce that occurred during 1996, and management review of all contract bidding. The Company also has engaged a consulting firm specializing in high-technology companies to suggest further operational improvements. Additionally, the Company has altered its strategy from that of revenue growth to pursuing balanced, controlled growth with emphasis on operating efficiency. The Company is focusing on application specific products where it has significant market acceptance and concentrating its resources accordingly to improve margins. Further, management believes that its state-of-the-art products, such as the DIO3 process for photo-resist stripping and organic cleaning, PRIMAXX tools (including the ferroelectric deposition model), and GAMA3 wet bench for 300 mm wafers, strategically enhance the Company's position as a key supplier of next-generation technology.

- Management is in active negotiations with a number of lending organizations to replace its existing credit facility and to expand the amounts available to the Company under such a facility at more favorable interest rates.

- Under the terms of the agreement pursuant to which the new Preferred Stock and 8% Convertible Subordinated Notes were issued, management plans to seek shareholder approval of the conversion privileges and register the notes with the Securities and Exchange Commission.

- Management intends to evaluate its alternatives and currently plans to sell certain nonstrategic assets to generate liquidity. Management expects to complete this process by the maturity date of the credit facility.

- As needs require or market opportunities arise, management, from time to time, may consider raising additional funds through equity financing or strategic partnering arrangements.

- Management is confident that its cost reduction and performance improvement programs, controlled growth strategy, current negotiations with lending organizations, and pursuit of other alternatives will result in the successful funding of its 1997 working capital and cash requirements; however, if 1997's financial results do not meet management's expectations and sufficient additional financings are not available, management has the ability and intent to reduce certain expenditures, accelerate collection of receivables, or factor receivables not encumbered by existing loan agreements to minimize additional capital requirements.

      The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introduction, the volume, mix and timing of orders received and numerous other factors. The Company anticipates continued sales growth primarily through sales of new products. Sales of existing products are expected to remain at 1996 levels. Additionally, the semiconductor industry has experienced a softening demand which could lead to reduced future sales and increased pricing pressures.

      The Company believes that with current and future adjustments to its operating profile it will have sufficient working capital to finance the Company's operations at current levels. The Company currently has the ability to finance large orders, expand its facilities, and maintain its research and development efforts.

      The Company's future results will depend upon its ability to achieve profitable sales growth of its existing products and to successfully introduce new products to its customers in the semiconductor industry. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate significantly. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

      Inflation has not significantly affected the Company's financial position or operations. Inflation will have the general effect of increasing the Company's operating expenses. A substantial portion of the Company's indebtedness bears interest that fluctuates with the prime rate. No assurance can be given that the prime rate of interest will not fluctuate significantly, which could have an adverse effect on operations.

FORWARD-LOOKING STATEMENTS

      This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular sales and the Company's financing arrangements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors references in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplemental Schedule       Page
                                                                           ----

Reports of Independent Auditors                                           20-22

Consolidated Balance Sheets as of December 31, 1996 and 1995                23

Consolidated Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994                                      24

Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 1996, 1995 and 1994                                25

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                                      26

Notes to Consolidated Financial Statements                                27 - 38

Supplemental Schedule                                                       44

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SubMicron Systems Corporation

We have audited the accompanying consolidated balance sheet of SubMicron Systems Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of SubMicron Systems Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, as to combination only, the accompanying consolidated balance sheet of SubMicron Systems Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. We have also audited, as to combination only, the accompanying financial statement schedule for the years ended December 31, 1995 and 1994. As discussed in Note 3 to such statements, these statements and schedule have been combined from the consolidated statements of SubMicron Systems Corporation and subsidiaries and Imtec Acculine, Inc. which statements are not presented separately herein. The reports of other auditors who have audited these statements and schedule appear elsewhere herein. In our opinion, the accompanying consolidated financial statements and schedule for 1995 and 1994 have been properly combined on the basis described in Note 3.

                                               ERNST & YOUNG LLP


Philadelphia, Pennsylvania
April 8, 1997, except Notes 2 and 8
as to which the date is April 15, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SubMicron Systems Corporation:

We have audited the consolidated balance sheet of SubMicron Systems Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995, prior to restatement for the merger with Imtec Acculine, Inc. discussed in Note 3 to the consolidated financial statements. We have not audited any financial statements of Imtec Acculine, Inc. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for 1994 and 1995. These consolidated financial statements and schedule are not presented separately herein. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SubMicron Systems Corporation and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects to the information set forth therein.


                                                ARTHUR ANDERSEN LLP

Philadelphia, PA
  March 6, 1996 (except with respect to the matter discussed in Note 3, as to which the date is March 26, 1996)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Imtec Acculine, Inc.

We have audited the balance sheet of Imtec Acculine, Inc. (a California Corporation) as of December 31, 1995, and the related statements of operations, shareholder's equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imtec Acculine, Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


/s/IRELAND SAN FILIPPO, LLP
---------------------------
   IRELAND SAN FILIPPO, LLP

Palo Alto, California
February 23, 1996

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                                      -------------------------
ASSETS                                                   1996            1995
                                                      ---------       ---------
Current assets:                                                        (Note 3)
  Cash and cash equivalents                           $   5,426       $  16,010
  Accounts receivable, net                               47,574          46,619
  Inventories                                            34,951          34,132
  Prepaids and other                                      7,307           2,736
  Deferred income taxes                                   2,423           1,886
                                                      ---------       ---------

      Total current assets                               97,681         101,383

Property and equipment, net                              21,082          12,631
Goodwill, net                                             1,684           1,912
Intangibles and other assets, net                         5,487           4,022
                                                      ---------       ---------
                                                      $ 125,934       $ 119,948
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                     $  28,100       $  16,239
  Current portion of long-term debt                       2,294           1,194
  Accounts payable                                       21,741          25,300
  Accrued expenses and other                             16,823           8,934
  Deferred revenues                                       3,105           2,616
                                                      ---------       ---------

      Total current liabilities                          72,063          54,283
                                                      ---------       ---------

Deferred income taxes                                        --             628
                                                      ---------       ---------

Deferred revenues                                            --             105
                                                      ---------       ---------

Long-term debt                                           25,195          18,909
                                                      ---------       ---------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock $.01 par value, 5,000 shares
   authorized, none issued and outstanding                   --              --
  Common stock, $.0001 par value, 100,000,000
   shares authorized, 16,890,014 and 16,562,796
   shares issued and outstanding                              2               2
  Additional paid-in capital                             41,680          39,223
  Retained earnings (deficit)                           (13,006)          7,103
  Deferred compensation                                      --            (224)
  Notes receivable                                           --             (81)
                                                      ---------       ---------

      Total stockholders' equity                         28,676          46,023
                                                      ---------       ---------

                                                      $ 125,934       $ 119,948
                                                      =========       =========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     1996               1995               1994
                                                                 ------------       ------------       ------------
                                                                                       (Note 3)           (Note 3)
Systems sales .............................................      $    140,823       $     91,198       $     67,627
Service and other sales ...................................            30,661             31,870             18,492
                                                                  ------------       ------------       ------------

      Total net sales .....................................           171,484            123,068             86,119
                                                                  ------------       ------------       ------------

Cost of systems sales .....................................           118,800             62,925             45,738
Cost of service and other sales ...........................            23,948             21,427             12,144
                                                                  ------------       ------------       ------------

      Total cost of sales .................................           142,748             84,352             57,882
                                                                  ------------       ------------       ------------

           Gross profit ...................................            28,736             38,716             28,237
                                                                  ------------       ------------       ------------

Selling, general and administrative .......................            41,337             29,109             21,465
Research and development ..................................             9,373              5,678              3,357
                                                                 ------------       ------------       ------------
      Total operating expense .............................            50,710             34,787             24,822
                                                                 ------------       ------------       ------------

           Operating (loss) income ........................           (21,974)             3,929              3,415

Other (expense) income:
  Interest income .........................................               383                400                436
  Interest expense and other ..............................            (5,244)            (1,840)              (364)
  Other income ............................................               160              2,698                 --
                                                                 ------------       ------------       ------------

      Total other (expense) income ........................            (4,701)             1,258                 72
                                                                 ------------       ------------       ------------

(Loss) income before income taxes .........................           (26,675)             5,187              3,487
Income tax (benefit) expense ..............................            (6,566)             1,498              1,454
                                                                 ------------       ------------       ------------

Net (loss) income .........................................      $    (20,109)      $      3,689       $      2,033
                                                                 ============       ============       ============

Net (loss) income per Common share ........................      $      (1.20)      $       0.23       $       0.13
                                                                 ============       ============       ============
Weighted average number of shares
  of Common stock outstanding .............................        16,712,610         16,159,687         15,712,339
                                                                 ============       ============       ============

                             See accompanying notes.

                                                    SUBMICRON SYSTEMS CORPORATION
                                                     CONSOLIDATED STATEMENTS OF
                                                        STOCKHOLDERS' EQUITY
(IN THOUSANDS)
                                                                  Additional      Retained
                                               Common Stock         Paid-in       Earnings       Deferred         Notes
                                            Shares       Amount     Capital       (Deficit)    Compensation    Receivable    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993
   as previously reported                   14,479     $      1    $  28,371       $   217     $      (941) $      (47) $    27,601
Adjustment for Imtec pooling
   of interest                                 575            1           20         1,164               -           -        1,185
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1993,
   as adjusted                              15,054            2       28,391         1,381            (941)        (47)      28,786
   Exercise of stock options                    55            -          122             -               -           -          122
   Exercise of Systems
     Chemistry stock options                    95            -           42             -               -          (9)          33
   Sale of Systems Chemistry
     Common stock                               73            -          112             -               -        (112)           -
   Exercise of warrants                          5            -           25             -               -           -           25
   Issuance of Common shares
     upon litigation settlement                 80            -          430             -               -           -          430
   Amortization of deferred
     compensation                                -            -            -             -             381           -          381
   Net income                                    -            -            -         2,033               -           -        2,033
                                        -------------------------------------------------------------------------------------------

Balance, December 31, 1994                  15,362            2       29,122         3,414            (560)       (168)      31,810

   Exercise of stock options
     and warrants                              147            -          461             -               -           -          461
   Exercise of Systems
     Chemistry stock options                   286            -          337             -               -        (271)          66
   Tax benefit on nonqualified
     stock option exercises                      -            -          440             -               -           -          440
   Payment on notes receivable                   -            -            -             -               -         358          358
   Issuance of Common stock                    697            -        5,986             -               -           -        5,986
   Issuance of Common stock
     under employee stock
     purchase plan                              71            -          369             -               -           -          369
   Value ascribed to warrants
     issued with convertible
     debt                                        -            -        2,508             -               -           -        2,508
   Amortization of deferred
     compensation                                -            -            -             -             336           -          336
   Net income                                    -            -            -         3,689               -           -        3,689
                                        -------------------------------------------------------------------------------------------

Balance, December 31, 1995                  16,563            2        39,223        7,103            (224)        (81)      46,023

   Exercise of stock options
     and warrants                              181            -          979             -               -           -          979
   Payment on notes receivable                   -            -            -             -               -          81           81
   Issuance of Common stock
     under employee stock
     purchase plan                             146            -          627             -               -           -          627
   Value ascribed to warrants
      and options issued for
     services                                    -            -          851             -               -           -          851
   Amortization of deferred
     compensation                                -            -            -             -             224           -          224
   Net loss                                      -            -            -        (20,109)             -           -      (20,109)
                                        -------------------------------------------------------------------------------------------

Balance, December 31, 1996                  16,890       $    2     $  41,680     $ (13,006)    $        -  $        - $     28,676
                                        ===========================================================================================

                             See accompanying notes.

                       SUBMICRON SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1996           1995           1994
                                                                     --------       --------       --------
                                                                                    (Note 3)       (Note 3)
Cash flows used in operating activities:
  Net (loss) income ...........................................      $(20,109)      $  3,689       $  2,033
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
  Depreciation and amortization ...............................         5,124          2,685          1,579
  Provision for valuation allowances ..........................         2,831             77            700
  Amortization of deferred compensation .......................           224            336            381
  Deferred tax (benefit) expense ..............................        (4,222)           624           (833)
  Loss on the disposal of fixed assets ........................            --             --             39
  Accretion of note discount ..................................         1,179            127             --
  Non cash compensation for services ..........................           851             --             --
  Changes in operating assets and liabilities:
   Increase in accounts receivable ............................        (1,779)       (26,008)        (8,863)
   Increase in inventories ....................................        (6,537)       (20,552)        (8,156)
   Increase in prepaid expenses and other .....................        (1,514)        (1,772)          (451)
   Increase in other assets ...................................        (1,294)        (1,372)          (272)
   (Decrease) increase in accounts payable ....................        (4,348)        16,384          2,164
   Increase in accrued expenses ...............................         7,889          3,454          1,580
   Increase (decrease) in deferred revenues ...................           384          2,412         (3,265)
   Decrease (increase) in accrued income taxes ................            --           (770)            26
                                                                     --------       --------       --------

Net cash used in operating activities .........................       (21,321)       (20,686)       (13,338)
                                                                     --------       --------       --------
Cash flows used in investing activities:
  Capital expenditures ........................................        (6,724)        (5,730)        (3,221)
  Purchase of intangible assets ...............................          (182)          (181)          (519)
                                                                     --------       --------       --------

  Net cash used in investing activities .......................        (6,906)        (5,911)        (3,740)
                                                                     --------       --------       --------

Cash flows provided by financing activities:
  Net borrowings on lines of credit ...........................        11,861          7,539          8,197
  Proceeds from sales-leaseback ...............................         5,287             --          1,890
  Proceeds from issuance of convertible debt ..................            --         19,000             --
  Deferred debt issuance costs ................................            --         (1,594)            --
  Proceeds from term notes ....................................            --          4,032             --
  Collection on notes receivable ..............................            81            358             --
  Proceeds from exercise of stock options and
   warrants ...................................................         1,606            527            181
  Net proceeds from sale of Common stock ......................            --          6,355             --
  Principal payments on long-term debt and capital
   lease obligations ..........................................        (1,192)        (6,169)          (677)
                                                                     --------       --------       --------

  Net cash provided by financing activities ...................        17,643         30,048          9,591
                                                                     --------       --------       --------

Net (decrease) increase in cash and cash equivalents ..........
                                                                      (10,584)         3,451         (7,487)
Cash and cash equivalents, beginning of year ..................        16,010         12,559         20,046
                                                                     --------       --------       --------

Cash and cash equivalents, end of year ........................      $  5,426       $ 16,010       $ 12,559
                                                                     ========       ========       ========

                             See accompanying notes.

                       SUBMICRON SYSTEMS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND:

      SubMicron Systems Corporation (the "Company") designs, manufactures and markets advanced chemical processing and distribution systems used in the fabrication of semiconductors.

      In May 1994, the Company acquired the assets of DiPiero, Inc. (d/b/a Universal Plastics) by assuming its net liabilities of approximately $2.3 million. For financial accounting purposes, the acquisition was accounted for as a purchase. In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry Incorporated (Systems Chemistry) for 3,400,000 shares of Common stock. In March 1996, the Company acquired all of the outstanding stock of IMTEC Acculine, Inc. (IMTEC) for 575,000 shares of Common stock. The Systems Chemistry and IMTEC transactions have each been accounted for as a pooling of interests and, accordingly, historical financial data has been restated (see
Note 3).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SubMicron Systems, Inc. (SSI), Systems Chemistry (see Note 3), SubMicron Wet Process Stations, Inc. (Universal Plastics), IMTEC (see Note 3), SubMicron Systems Investment Corporation, SMICRON(S) PTE., LTD. (a Singapore Corporation), SubMicron Systems International Ltd., and PRIMAXX Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents which generally consist of weekly and overnight repurchase agreements.

Inventories

      Inventories consist principally of raw materials and work-in-process and are stated at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, ranging from three to fifteen years. Amortization of assets under capital leases and leasehold improvements, which is included in depreciation, is determined using the straight-line method over the shorter of the lease term or the economic life of the asset, ranging from three to five years.

Long-Lived Assets, including Intangibles

      Goodwill represents the excess of liabilities assumed over the estimated fair value of assets acquired. Goodwill of approximately $2.3 million is being amortized on a straight-line basis over ten years and is presented net of accumulated amortization of approximately $586,000 and $358,000 at December 31, 1996 and 1995, respectively.

      Intangible assets consist of patent, trademark and deferred financing costs and are presented net of accumulated amortization. Patents and trademarks are stated at cost and amortized using the straight-line method over five years. Deferred financing costs consist of fees incurred as part of the issuance of debt which are being amortized over the term of the debt.

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in 1996 and the effect of adoption was not material.

      The carrying amounts of the long-lived assets, including intangibles, are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceed the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.

Revenue recognition

      Revenue related to system sales is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of construction or other scheduling problems at their facilities. If the Company's substantial performance obligations otherwise have been fulfilled, revenue on such delayed shipment transactions generally is recognized upon acceptance of goods by the customer at the Company's facility. Revenue related to service activities and sale of items from inventory is recognized when the service has been performed or when the items are shipped. Revenue from construction services is recognized on a method similar to the percentage-of-completion basis.

Warranty and installation

      The Company generally provides its customers with a warranty on systems for a 14-month period commencing upon shipment. A provision for the estimated cost of warranty and installation is recorded when the related revenue is recognized. In 1996, the Company revised its warranty and installation provision estimate, increasing its net loss by approximately $2.7 million, or $.16 per Common share.

Research and development

      Research and development costs are charged to expense as incurred.

Accounting for stock-based compensation

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company implemented SFAS No. 123 on January 1, 1996. Management did not adopt the measurement provisions of SFAS No. 123, although the Company has complied with the pro forma disclosure requirements of the Statement.

Income taxes

      The Company files a consolidated federal tax return and separate state tax returns. Certain income and expense items are recorded for financial reporting purposes in different time periods than for income tax purposes. Provisions for current and deferred taxes are made in recognition of the temporary differences and are computed in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109).

Earnings per share

      Earnings per share is based on the weighted average number of shares of Common stock and Common stock equivalents (dilutive stock options and warrants using the treasury stock method) outstanding during the year. All share and per share amounts have been adjusted retroactively for the acquisitions of Systems Chemistry and IMTEC discussed in Note 3.

Reclassifications

      Certain prior year amounts have been reclassified to conform with current year presentations.

Company Operations

      The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In 1996, 1995, and 1994, the Company's operating activities have required a net use of cash totaling $21.3 million, $20.7 million, and $13.3 million, respectively. During these years, sufficient debt and other credit arrangements were in place to fund the net cash needs from operations. In addition, the Company incurred a net loss of $20.1 million in 1996. Further at December 31, 1996, the Company was not in compliance with certain requirements of its $30.0 million bank credit facility. However, the banking group has agreed not to accelerate the August 18, 1997 due date of the credit facility, assuming the Company's continued compliance with the terms of a new agreement entered into on March 31, 1997 (see Note 8). Borrowings under the new agreement may not exceed $28.1 million. Management's estimates of the cash requirements to fund operating, investing and financing activities in 1997 will require replacement of the funds currently available under the credit facility. Without the availability of a sufficient credit facility, the Company is susceptible to severe cash shortages which may impact its ability to operate. To provide for the Company's 1997 cash and working capital requirements, management is pursuing additional funding arrangements and believes that it can improve the Company's operating performance and cash flows sufficiently as follows:

        - In response to the combination of the Company's rapid growth, and the semiconductor industry slowdown which severely impacted the Company's operations, management has instituted programs designed to reduce costs and improve performance. Management believes that margin improvements will result from improvements in quality control already implemented, more controlled operations resulting from the reduction in the direct labor workforce that occurred during 1996, and management review of all contract bidding. The Company also has engaged a consulting firm specializing in high-technology companies to suggest further operational improvements. Additionally, the Company has altered its strategy from that of revenue growth to pursuing balanced, controlled growth with emphasis on operating efficiency. The Company is focusing on application specific products where it has significant market acceptance and concentrating its resources accordingly to improve margins. Further, management believes that its state-of-the-art products, such as the DIO3 process for photo-resist stripping and organic cleaning, PRIMAXX tools (including the ferroelectric deposition model), and GAMA3 wet bench for 300mm wafers, strategically enhance the Company's position as a key supplier of next-generation technology.

        - Management is in active negotiations with a number of lending organizations to replace its existing credit facility and to expand the amounts available to the Company under such a facility at more favorable interest rates.

        - In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock convertible into approximately 2.7 million shares of Common Stock and approximately $9 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. Under the terms of the agreement pursuant to which the new Preferred Stock and 8% Convertible Subordinated Notes were issued, management plans to seek shareholder approval of the conversion privileges and register the notes with the Securities and Exchange Commission (see Note 10).

        - Management intends to evaluate its alternatives and currently plans to sell certain nonstrategic assets to generate liquidity. Management expects to complete this process by the maturity date of the credit facility.

        - As needs require or market opportunities arise, management, from time to time, may consider raising additional funds through equity financing or strategic partnering arrangements.

        - Management is confident that its cost reduction and performance improvement programs, controlled growth strategy, current negotiations with lending organizations, and pursuit of other alternatives will result in the successful funding of its 1997 working capital and cash requirements; however, if 1997's financial results do not meet management's expectations and sufficient additional financings are not available, management has the ability and intent to reduce certain expenditures, accelerate collection of receivables, or factor receivables not encumbered by existing loan agreements to minimize additional capital requirements.


3.   ACQUISITIONS:

      On March 26, 1996, the Company acquired IMTEC, a Sunnyvale, California company. IMTEC's principal business is designing, developing, testing, manufacturing and marketing temperature regulated baths and high resolution photo plates for the semiconductor market and related industries. The Company acquired all the outstanding stock of IMTEC in exchange for 575,000 shares of Common stock. The transaction was accounted as a pooling of interests and, accordingly, historical financial data has been restated to include IMTEC.

      On February 28, 1995, the Company acquired Systems Chemistry, a Santa Clara, California manufacturer of advanced ultra-high purity chemical distribution systems primarily for the semiconductor industry. The Company acquired all the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common stock. The transaction was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Systems Chemistry.

      On May 31, 1994, the Company established SubMicron Wet Process Stations, Inc. (SPSI), a California corporation, to effect the acquisition of DiPiero, Inc. (d/b/a Universal Plastics). SPSI acquired the assets of DiPiero, Inc. in consideration for assuming its net liabilities of approximately $2.3 million. For financial reporting purposes, the acquisition was accounted for as a purchase. The assets acquired and liabilities assumed were included in the balance sheet of the Company at their estimated fair market values on the date of the acquisition. The amount of liabilities assumed in excess of assets acquired was recorded as goodwill. The consolidated results of operations and cash flows include SPSI after May 31, 1994. The Company's unaudited pro forma results of operations and cash flows for 1994 would not be materially different assuming that the acquisition occurred as of the beginning of 1994.

4.    ACCOUNTS RECEIVABLE:

                                                  December 31,
                                             -----------------------
                                               1996            1995
                                               ----            ----
                                                  (in thousands)

Billed .................................     $ 39,942       $ 42,776
Unbilled ...............................        8,929          4,316
                                             --------       --------
                                               48,871         47,092
Allowance for doubtful accounts ........       (1,297)          (473)
                                             --------       --------
                                             $ 47,574       $ 46,619
                                             ========       ========

5.    INVENTORIES:

                                                        December 31,
                                                  -------------------------
                                                    1996             1995
                                                    ----             ----
                                                        (in thousands)
Raw Materials and Parts ..........................$ 23,007         $ 20,231

Work in progress and finished goods ..............  14,669           14,619
                                                  --------         --------
                                                    37,676           34,850
Excess and obsolescence reserve ..................  (2,725)            (718)
                                                  --------         --------
                                                  $ 34,951         $ 34,132
                                                  ========         ========

The 1996 increase in the excess and obsolescence reserve increased the net loss per Common share by approximately $.07.

6.    PROPERTY AND EQUIPMENT:

                                                        December 31,
                                                  -------------------------
                                                    1996             1995
                                                    ----             ----
                                                        (in thousands)
Production equipment ...........................  $ 10,200         $  7,038
Office furniture equipment and leasehold
  improvements .................................     8,415            6,139

Equipment under capital lease ..................    10,771            4,425
                                                  --------         --------

                                                    29,386           17,602
Less - Accumulated depreciation and
  amortization..................................    (8,304)          (4,971)
                                                  --------         --------
                                                  $ 21,082         $ 12,631
                                                  ========         ========

Accumulated amortization on equipment under capital leases was approximately $1.3 million and $445,000 at December 31, 1996 and 1995, respectively.


7.   INTANGIBLES AND OTHER ASSETS:

                                                        December 31,
                                                  -------------------------
                                                    1996             1995
                                                    ----             ----
                                                        (in thousands)

Deferred income taxes ......................      $ 3,057           $    --
Patent filing costs and trademarks .........          720               857
Deferred financing costs ...................          914             1,594
Security deposits ..........................          288               494
Restricted cash ............................           --               625
Other ......................................          813               768
                                                  -------           -------
                                                    5,792             4,338
Less - Accumulated amortization ............         (305)             (316)
                                                  -------           -------
                                                  $ 5,487           $ 4,022
                                                  =======           =======

8.     CREDIT FACILITY:

      In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility bear interest at prime, as defined, plus 3.0%, and are secured by substantially all of the assets of the Company. As of December 31, 1996, the Company was not in compliance with certain requirements of the credit facility, at which date $28.1 million was outstanding. The banking group has separately agreed not to accelerate the due date of the credit facility from its maturity date of August 18, 1997, assuming the Company's continued compliance with the terms of a new agreement entered into on March
31, 1997. Borrowings under the new agreement may not exceed $28.1 million, and the interest rate will be prime, as defined, plus 4.0%, effective June 1, 1997. The Banking Agreement also restricts the Company's ability to pay dividends.

9.     ACCRUED EXPENSES AND OTHER:

                                                        December 31,
                                                  -------------------------
                                                    1996             1995
                                                    ----             ----
                                                        (in thousands)

Warranty and installation costs ...........       $ 6,883            $2,332
Commissions ...............................         2,676             2,219
Other .....................................         7,264             4,383
                                                  -------            ------
                                                  $16,823            $8,934
                                                  =======            ======


10.    LONG-TERM DEBT:

                                                                 December 31,
                                                            -------------------------
                                                              1996             1995
                                                              ----             ----
                                                                  (in thousands)

9%convertible subordinated notes, face value of
  $19,000,000 (net of unamortized discount of
  $1,202,000 and $2,381,000 at December 31, 1996
   and 1995, respectively) with warrants to purchase
  1,140,000 shares of Common stock.  Interest is
  payable quarterly in arrears .....................        $ 17,798         $ 16,619
Various capital lease obligations with interest
  from 5% to 14%, payable monthly with varying
  maturities through October 2002 ..................           9,670            3,442
Other ..............................................              21               42
                                                            --------         --------
                                                              27,489           20,103
  Less current portion .............................          (2,294)          (1,194)
                                                            --------         --------
                                                            $ 25,195         $ 18,909
                                                            ========         ========


      In December 1995, the Company issued $19 million principal amount of 9% convertible subordinated notes with warrants to purchase 1,140,000 shares of Common stock. The notes were recorded at $16.5 million, net of the estimated fair value ascribed to the warrants of $2.5 million. Amortization of the debt discount was $1.2 million and $127,000 for the years ended December 31, 1996 and 1995, respectively. The warrants are exercisable at $14 per share and expire in December 2000. The debt discount is being amortized over the two-year term of the debt.

      In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock convertible into approximately 2.7 million shares of Common Stock and approximately $9 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes are convertible, after stockholder approval, into shares of Common Stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations and to obtain stockholder approval of the convertibility feature of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date. As a result of this transaction, $17.1 million of the 9% convertible subordinated notes have been classified in the noncurrent portion of long-term debt in the balance sheet at December 31, 1996.

      The following is a schedule of aggregate long-term debt maturities and future minimum capital lease payments at December 31, 1996, which considers the effects of the transaction described above:

                                            Long-Term            Capital
                                              Debt               Leases
                                            ----------------------------
                                                   (in thousands)
         1997 ..........................      $  643             $1,651
         1998 ..........................           6              1,759
         1999 ..........................          --              1,922
         2000 ..........................          --              1,888
         2001 ..........................          --              1,147
         Thereafter ....................       8,667              1,303
                                              ------             ------
                                              $9,316             $9,670
                                              ======             ======

      In September 1996, the Company completed a sale-leaseback transaction which included a refinancing of an existing capital lease, for net proceeds of $5.3 million. The capital leases have an effective interest rate of 8%, and are payable over a five-year period. The assets in this transaction were sold at cost; therefore, no gain or loss was recognized.

      In December 1994, the Company entered into a sale-leaseback agreement for three applications processing units that were installed into the Company's new applications laboratory. The lease is a capital lease and the units were transferred from inventory to property and equipment at their cost of approximately $1.9 million.

11.  COMMITMENTS AND CONTINGENCIES:

      In 1993, the Company entered into five-year employment agreements with two key executives, subject to automatic extensions for an additional year. The Company is obligated to continue to pay the executives' salaries for a period of three years or five years, depending on which of the following occurs: the sale of the Company, upon termination of employment by the Company without cause (as defined), or termination of the employee with valid reason (as defined).

      The Company leases its office and production facilities and several vehicles under long-term non-cancelable operating leases which expire at various dates through 2003. Rent expense was approximately $1.4 million, $1.1 million and $654,000 in 1996, 1995 and 1994, respectively. Minimum annual payments for the operating leases for each of the next five years are as follows:

                                                   (in thousands)

                          1997 ...................      $1,599
                          1998 ...................       1,586
                          1999 ...................       1,550
                          2000 ...................       1,546
                          2001 ...................       1,560
                          Thereafter .............         559
                                                        ------
                                                        $8,400
                                                        ======

      On July 14, 1992, an action was commenced against the Company for patent infringement. The complaint alleged that SSI infringed on three of the plaintiff's patents embodying their megasonic cleaning apparatus and method. On March 31, 1995, the Company and the plaintiff reached a settlement whereby the Company obtained a license to use the patented technology. The Company can utilize this technology for sale of replacement parts only for units that are already in the market. The Company agreed to a paid-up licensing fee of $2 million. The licensing fee is being charged to expense based on the number of parts shipped as a percentage of total estimated parts to be shipped. Charges of approximately $142,000, $107,000 and $1.0 million were recorded in the 1996, 1995 and 1994 statements of operations, respectively, based on the units shipped through December 31, 1996, 1995 and 1994, respectively. Management will continue to evaluate the total estimated units to be shipped and adjust the prepaid licensing fee accordingly.

      The Company is subject to claims, from time to time, arising in the ordinary course of business. Other claims, although presently unasserted, may also be raised in the future based on decisions made and certain actions taken and the reporting thereof. Management believes the ultimate resolution of all such claims will not have a material adverse effect on its financial position and results of operations.

12.    CUSTOMER AND GEOGRAPHIC INFORMATION:

      The Company's operations are conducted in one business segment and sales are primarily made to customers in the business of manufacturing semiconductors. Sales are made on an international basis and foreign sales (Europe and Far East) were 30%, 45% and 32% of net sales in 1996, 1995 and 1994, respectively. Sales to foreign customers are transacted in U.S. dollars.

      The following table summarizes significant customers with sales in excess of 10% of total net sales for the years ended December 31, 1996, 1995 and 1994:

                                            1996      1995         1994
                                            ----      ----         ----

         Customer A .............................................. 14%
         Customer B .............................................. 12%
         Customer C ................................. 11%
         Customer D ....................... 13%
                                            --        --           --
                                            13%       11%          26%
                                            ==        ==           ==

      At December 31, 1996, approximately 34% of the Company's accounts receivable were due from three customers.

13. OTHER INCOME:

      Other income in 1995 consists of a settlement of litigation related to unfair trade practices of approximately $2.7 million, which is net of legal fees incurred.

14. INCOME TAXES:

      The Company's income tax (benefit) expense for 1996, 1995 and 1994 is as follows:

                                                   Year Ended December 31,
                                                ------------------------------
                                                  1996       1995        1994
                                                -------     ------     -------
                                                        (in thousands)
Federal
   Current ..................................   $(2,344)    $  650     $ 1,629
   Deferred .................................    (3,012)       464        (690)
                                                -------     ------     -------
     Total ..................................    (5,356)     1,114         939
                                                -------     ------     -------

State
   Current ..................................        --        182         631
   Deferred .................................    (1,210)       202        (116)
                                                -------     ------     -------
     Total ..................................    (1,210)       384         515
                                                -------     ------     -------
                                                $(6,566)    $1,498     $ 1,454
                                                =======     ======     =======

      The following is a reconciliation of the statutory federal income tax (benefit) expense to the effective tax (benefit) expense for 1996, 1995 and 1994 (dollars in thousands):

                                                       % of                            % of                       % of
                                                      Pretax                          Pretax                     Pretax
                                        1996           Loss             1995          Income          1994       Income
                                     -------          ------         -------          ------        -------      ------
Statutory income tax ........        $(9,336)         (35.0)%        $ 1,764          34.0%         $1,186        34.0%
State income taxes, net of
  federal benefit ...........           (577)          (2.2)             386           7.4             281         8.1
Effect of foreign sales
  corp ......................             --             --             (402)         (7.7)             --
Other nondeductible costs ...            222            0.8              172           3.3             103         2.9
Research and development
  credit ....................             --             --             (100)         (1.9)            (95)       (2.7)
Valuation allowance .........          2,600            9.7               --            --              --          --
Other .......................            525            2.1             (322)         (6.2)            (21)       (0.6)
                                     -------          -----          -------          ----          ------        ----
                                     $(6,566)         (24.6)%        $ 1,498          28.9%         $1,454        41.7%
                                     =======          =====          =======          ====          ======        ====

      The net deferred tax assets consist of the following:

                                                             December 31,
                                                       ------------------------
                                                         1996            1995
                                                       --------         -------
                                                            (in thousands)
Deferred tax assets
  Warranty and installation reserve ...................$  2,730         $   933
  Allowance for doubtful accounts .....................     531             190
  Allowance for excess and obsolete inventories .......   1,114             287
  Accrued licensing fees ..............................     102             100
  Deferred compensation ...............................     412             314
  Uniform inventory capitalization ....................     484             314
  Salary and benefit accruals .........................     225              68
  Net operating loss carryforwards ....................   3,625              --
  Federal credit carryforward .........................     320              --
  Amortization ........................................      48              48
  Commissions .........................................     260              78
  Other ...............................................     165             155
                                                       --------         -------
     Total deferred tax assets ........................  10,016           2,487
  Valuation allowance for deferred tax assets .........  (2,600)             --
                                                       --------         -------
                                                          7,416           2,487
                                                       --------         -------

  Deferred tax liabilities
   Depreciation .......................................    (238)           (149)
   Gain on litigation settlement ......................  (1,080)         (1,080)
   Other ..............................................    (618)             --
                                                       --------         -------
     Total deferred tax liabilities ...................  (1,936)         (1,229)
                                                       --------         -------
  Net deferred tax assets .............................$  5,480         $ 1,258
                                                       ========         =======

      At December 31, 1996, the Company had approximately $10 million of federal and $1 million of state net operating loss carryforwards available. These carryforwards generally expire in 2011.

      At December 31, 1996, the Company recorded a valuation allowance of $2.6 million against the deferred tax assets of $10.0 million. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax assets will be realized.

15.  RELATED-PARTY TRANSACTIONS:

      Commencing in November 1996, the Company leased a building from 6620 Grant Way Limited Partnership whose principals are officers and shareholders of the Company. Rent expense in 1996 on this lease was $43,000. The initial term of the lease expires on November 6, 2003 and requires monthly lease payments of $21,600 for the first two years; $22,200 for the second two years; and $23,500 for the final three years. The lease is on a triple net basis. The building was sold to a third party in March 1997.

      In October 1995, the Company borrowed $4 million from two officers who are also stockholders of the Company for working capital purposes. The entire borrowing, plus interest of $136,000, was repaid by the Company in December 1995.

16.    STOCK OPTIONS AND WARRANTS:

      The Company has stock options outstanding to participants under three stock option plans: its Stock Option Plan for Non-Employee Directors, its Amended and Restated 1991 Stock Option Plan and its Executive Stock Option Plan. The Company has granted nonqualified stock options to officers, directors and key employees under these plans at prices not less than fair market value on the date of grant. Generally, options become exercisable over a four-year period after the date of grant and expire ten years after the date of grant.

      In 1995, the Company adopted a Stock Option Plan for Non-Employee Directors. Under the Plan, non-employee directors of the Company are granted options to purchase 5,000 shares of the Company's common stock upon the appointment to the Board and thereafter receive annual option grants for 3,000 shares per year on the day following the Company's annual meeting of stockholders. The aggregate number of options that may be issued under the plan is 200,000, subject to adjustment upon the occurrence of a stock dividend, stock split, recapitalization or certain other capital adjustments. At December 31, 1996, 24,000 options have been granted under the Stock Option Plan for Non-Employee Directors. Exercise prices range from $9.75 to $10.38.

     The Company's Amended and Restated 1991 Stock Option Plan provides both incentive and non-qualified stock options to be granted to officers, employees, consultants and advisors. Under the plan, options may be granted for the purchase of up to 1,500,000 shares of Common stock, subject to adjustments for stock dividends, stock splits, recapitalization or certain other adjustments. In September 1996, the Company's Board of Directors approved an amendment to the plan, subject to approval by the Company's stockholders, to increase the aggregate maximum number of the Company's Common stock issuable under the plan to 3,500,000 shares. As of December 31, 1996, 95,157 options had been granted, subject to stockholder approval, in excess of the 1.5 million shares currently available under the 1991 plan. The number of options to be granted and the option prices are determined by the Board of Directors or the stock option plan committee in accordance with the terms of the plan. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of such shares on the date of grant and the maximum exercise period is ten years. The Company also has an Executive Stock Option Plan that provides for the issuance of up to 588,495 shares of Common stock.

Summary information with respect to options under the plans, is as follows:

                                              Amended and Restated                       Executive
                                             1991 Stock Option Plan                  Stock Option Plan
                                         -------------------------------      ------------------------------
                                          Outstanding          Option         Outstanding           Option
                                            Options            Prices           Options             Prices
                                            -------            ------           -------             ------
Outstanding Options
-------------------
Balance, January 1, 1994                     167,546        $2.39-$ 7.75         588,495         $ .57-$6.00

  Granted                                    190,000         4.50-  6.00              --                  --
  Exercised                                  (49,864)               2.39          (5,500)               0.57
  Canceled                                   (40,000)        4.50-  7.75              --                  --
                                          ----------        ------------        --------         -----------

Balance, December 31, 1994                   267,682         2.39-  6.00         582,995            .57-6.00

  Granted                                    646,000         4.06- 11.13              --                  --
  Exercised                                  (65,305)        2.39-  6.00         (46,745)                .57
  Canceled                                   (10,209)        2.39-  4.50              --                  --
                                          ----------        ------------        --------         -----------

Balance, December 31, 1995                   838,168         2.39- 11.13         536,250                6.00

  Granted                                  1,046,066         5.00- 11.25              --                  --
  Exercised                                 (118,628)        2.39-  6.00              --                  --
  Canceled                                  (170,449)        2.39- 11.25              --                  --
                                          ----------        ------------        --------         -----------

Balance, December 31, 1996                 1,595,157        $2.39-$11.13         536,250         $      6.00
                                          ==========        ============        ========         ===========


      At December 31, 1996, there were 511,099 exercisable options under the Amended and Restated 1991 Stock Option Plan, 536,250 exercisable options under the Executive Stock Option Plan and 15,000 exercisable options under the stock option plan for non-employee directors.

      For options granted below fair market value, the Company recognizes as deferred compensation the difference between the aggregate fair market value of the Common stock issuable upon exercise of the options over the aggregate price of such options. Deferred compensation of $1,008,150 was recognized in 1993 relating to 536,250 stock options issued under the Executive Stock Option Plan which is being amortized over the vesting period of the options, and in this regard $224,334, $336,050 and $380,856 was charged to expense in 1996, 1995 and
1994 respectively.

      In December 1995, the Company issued $19.0 million principal amount 9% convertible subordinated notes (see Note 10) with warrants to purchase 1,140,000 shares of Common stock. The warrants are exercisable at $14 per share and expire in December 2000. In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock and approximately $9 million principal amount of its 8% convertible subordinated notes due March 26,2002 in consideration for substantially all of the 9% convertible subordinated notes due December 1997 and associated warrants (see Note 10).

      In August 1993, the Company issued warrants to purchase 150,000 share of Common stock at $5 per share and 63,750 shares at $6 per share. Warrants to purchase 63,750 shares at $6 were exercised during 1996. Warrants to purchase 35,000 and 5,000 shares at $5 per share were exercised in 1995 and 1994, respectively, and the remaining warrants are exercisable through August 1998.

      The Company applies APB opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans or stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB statement 123, the Company's pro forma net loss for loss per share purposes for 1996 would have been increased by $2.9 million, or $0.17 per share. 1995 pro forma net income for earnings per share purposes would have decreased by $2.2 million or $0.14 per share.

Activity in the stock option plans is summarized as follows:

                                   Shares Under          Weighted Average
                                     Options             Exercise Price
                                   ------------          ----------------
     Balance, January 1, 1995        850,677                $    5.25
      Options granted                646,000                     6.12
      Options exercised             (112,050)                    2.56
      Options canceled               (10,209)                    5.82
                                    --------                ---------

     Balance, December 31, 1995    1,374,418                     5.81
      Options granted              1,046,066                     8.40
      Options exercised             (118,628)                    5.04
      Options canceled              (170,449)                    8.87
                                    --------                ---------

     Balance, December 31, 1996    2,131,407                $    6.91
                                   =========                =========

      Stock options outstanding at December 31, 1996 are summarized as follows:

          Range of                        Weighted Average      Weighted
          Exercise           Number           Remaining          Average
           Prices         Outstanding     Contractual Life   Exercise Price

        $ 2.39- 5.50           663,824         7.8 years       $     4.79
          5.51-11.13         1,467,583         8.2 years             7.87
          ----------       -----------       -----------       ----------
        $ 2.39-11.13         2,131,407         8.1 years       $     6.91
         ===========       ===========       ===========       ==========

      The fair value of options granted during 1996 and 1995 was $3.40 and $4.89 per share, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 48%; risk-free interest rates of 6.5% in 1996 and 5.4% in 1995; and expected lives of four years.

17.  PREFERRED STOCK:

      The Company has authorized 5,000 shares of Preferred stock, $.01 par value per share. The Board of Directors can designate and issue from time to time one or more classes or series of Preferred stock and may fix and determine the relative rights, preferences and limitations of each class or series so authorized. In March 1997, the Company issued 1,299 shares of Series A Convertible Preferred Stock (the "Series A Stock") convertible into approximately 2.7 million shares of Common Stock (see Note 10). Holders of Series A Stock receive a liquidation preference of $7,400 per share.

18.  BENEFIT PLANS:

      The Company maintains a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code whereby all employees are eligible to participate after completing six months of service. Participants may contribute from 1% to 15% of their compensation each year. The Company does not make matching contributions and does not maintain any other pension or post-retirement benefit plans.

      In 1994, the Company established an employee stock purchase plan whereby up to 300,000 shares of Common stock can be purchased by employees. Purchases are made each June 30 and December 31 at a price equal to the lower of 85% of the fair market value of the stock on the first day or the last day of the six-month period then ended. Purchases are limited as defined in the plan. The plan is available to all eligible employees of the Company and its subsidiaries who are not beneficial owners of 5% or more of the outstanding Common stock. During 1996 and 1995, 145,730 and 70,657 shares, respectively, were sold under the plan.

      IMTEC maintains qualified retirement plans for eligible employees. IMTEC maintains a Money Purchase Pension Plan, contributions to which are based on a percentage of the employee's wages. Contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $81,000, $69,000 and $59,000, respectively.

      IMTEC maintains a 401(k) Profit Sharing Plan for eligible employees. The plan is designed to provide employees with an accumulation of funds at retirement. IMTEC may make contributions to the plan at the discretion of the Board of Directors. Contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $43,000, $41,000, and $15,000, respectively.

      IMTEC's money purchase pension plan and its 401(k) Profit Sharing Plan will be discontinued during 1997. IMTEC employees will be eligible for participation in the Company's 401(k) Plan and Employee Stock Purchase Plan.

19.  SUPPLEMENTAL CASH FLOWS DISCLOSURES:

      Cash paid for interest was $5.2 million , $2.0 million and $376,000 in 1996, 1995 and 1994, respectively. Cash paid for taxes was $364,000 in 1996, $1.7 million in 1995 and $2.2 million in 1994.

      During 1996, 1995 and 1994, capital lease obligations of approximately $6.5 million, $2.1 million and $1.9 million were incurred when the Company entered into a lease for equipment.

      During 1994, 80,000 shares of Common stock totaling $430,000 were issued upon the settlement of litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company previously filed a Form 8-K and a Form 8-K/A on December 24, 1996 and January 9, 1997, respectively, regarding the above matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information will be contained in the Company's definitive proxy statement with respect to the Company's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT
              SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        The following financial statements are included in Part II,
              Item 8:

              Report of Independent Auditors

              Financial Statements:
                   Consolidated Balance Sheets at December 31, 1996 and 1995

                   Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

(2)           The following financial schedule is submitted herewith:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)           Exhibits included herein:

              2.1 Agreement and Plan of Merger dated April 27, 1993, among SubMicron Systems Corporation (formerly Trinity) (the "Company"), SubMicron Systems, Inc. ("SubMicron"), and David Levy and James Molinaro (1)

              2.2 Agreement and Plan of Merger dated January 13, 1995, among the Company, SysChem Acquisition Corp. and Systems Chemistry Incorporated (2)

              2.3 Agreement and Plan of Merger dated March 21, 1996, among the Company, SubImtec Acquisition Corp., IMTEC Acculine, Inc. and the sole shareholder of IMTEC (5)

              3.1      The Company's Certificate of Incorporation (1)

              3.2      The Company's By-Laws (1)

              3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Non- Redeemable Preferred Stock

              4.1 Warrant Agreement dated September 19, 1991 between the Company and GKN Securities Corp. (1)

              4.2 Form of 9% Convertible Subordinated Promissory Note due December 15, 1997 (6)

              4.3      Form of Warrant to Purchase Common Stock (6)

              4.4      Form of 8% Convertible Subordinated Note

              9.1      Voting Agreement between David F. Levy and James S.
                       Molinaro (1)

              10.1     Amended and Restated 1991 Stock Option Plan (3)(4)

              10.2     Executive Stock Option Plan (1)(3)

              10.3     1994 Employee Stock Purchase Plan (3)(4)

              10.4     1995 Stock Option Plan for Non-Employee Directors (3) (6)

              10.5 Employment Agreement between the Company and David F. Levy (1)(3)

              10.6 Employment Agreement between the Company and James S. Molinaro (1)(3)

              10.7 Lease Agreement, as amended, dated as of January 16, 1992, between Rouse and Associates ("Rouse) and SSI, as amended by Letter Agreement dated February 13, 1992, between Realprop Management, Inc., (an affiliate of Rouse) and SubMicron (1)

              10.8 Credit Agreement, dated February 27, 1996, among the Company, certain subsidiaries of the Company and CoreStates Bank, N.A., as Agent, and the several Lenders parties thereto, including form of Revolving Credit Note and Security Agreement (6)

              10.9 Tax Indemnification Agreement dated May 22, 1992, among SubMicron, David F. Levy and James S. Molinaro (1)

              10.10 Agreement, dated April 27, 1993, among SubMicron, David Levy, James Molinaro and Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (1)

              10.11 Indemnity Agreement, dated April 1992, by and among SubMicron, David Levy and James Molinaro (1)

              10.12 Agreements of Sale and Purchase, dated February 23, 1996, between D&M Properties and the Company (6)

              10.13 Form of Subordinated Note and Preferred Stock Purchase Agreement

              21       List of Subsidiaries

              23.1     Consent of Ernst & Young LLP

              23.2     Consent of Arthur Andersen LLP

              23.3     Consent of Ireland Sanfilippo & Company

              27       Financial Data Schedule
--------------

(1) Incorporated by reference to an Exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 33-64500.

(2) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8- K and dated February 28, 1995.

(3) Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Form.

(4) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10- K for the year ended December 31, 1994.

(5) Incorporated by reference to an exhibit filed as part of the Company's Current Report on Form 8-K dated March 26, 1996.

(6) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K/A and dated January 9, 1997.

(b)      Reports on Form 8-K:
         8-K filed March 26, 1996
         8-K filed December 24, 1996
         8-K/A filed January 9, 1997

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                Balance at
                                Beginning    Charged to Costs    Other                     Balance at
     Description                of Period      and Expenses     Accounts   Deductions     End of Period
     -----------                ---------      ------------     --------   ----------     -------------
FOR THE YEAR ENDED
  DECEMBER 31, 1996:

  Allowances for doubtful
  accounts receivable            $473,000        $824,000        $--        $   --          $1,297,000
                                 ========        ========        ===        ======          ==========

FOR THE YEAR ENDED
  DECEMBER 31, 1995

  Allowances for doubtful
  accounts receivable            $446,000        $ 27,000        $--        $   --          $  473,000
                                 ========        ========        ===        ======          ==========

FOR THE YEAR ENDED
  DECEMBER 31, 1994

  Allowances for doubtful
  accounts receivable            $109,000        $502,000        $--        $165,000        $  446,000
                                 ========        ========        ===        ======          ==========

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUBMICRON SYSTEMS CORPORATION


                                              By:  /s/David F. Levy
                                                   ----------------------------
                                                   David F. Levy, President


Date: April 15, 1997


              Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Capacity                           Date
---------                                            --------                           ----
/s/David F. Levy                             President and Director                  April 14, 1997
-----------------------------
David F. Levy                                (Principal Executive Officer)



/s/R.G. Holmes                               Chief Financial Officer                 April 14, 1997
-----------------------------
R. G. Holmes                                 (Principal Financial and
                                             Accounting Officer)



/s/Ronald B. Booth                                  Director                         April 14 , 1997
-----------------------------
Ronald B. Booth



/s/Richard J. Busis                                 Director                         April 14, 1997
-----------------------------
Richard J. Busis



/s/Maurice J. Gallagher, Jr.                        Director                         April 14, 1997
-----------------------------
Maurice J. Gallagher, Jr.



/s/James S. Molinaro                                Director                         April 14, 1997
-----------------------------
James S. Molinaro



/s/Barry W. Ridings                                 Director                         April 14, 1997
-----------------------------
Barry W. Ridings

Signature                                    Capacity                           Date
---------                                    --------                           ----
/s/John P. Traub                             Director                          April 14, 1997
-----------------------------
John P. Traub



/s/Leonard R. Weisberg                       Director                          April 14, 1997
-----------------------------
Leonard R. Weisberg

EXHIBIT INDEX

Exhibit No.                             Description
-----------   -----------------------------------------------------------------
              Exhibits included herein:

              2.1      Agreement and Plan of Merger dated April 27, 1993, among
                       SubMicron Systems Corporation (formerly Trinity) (the
                       "Company"), SubMicron Systems, Inc. ("SubMicron"), and
                       David Levy and James Molinaro (1)

              2.2 Agreement and Plan of Merger dated January 13, 1995, among the Company, SysChem Acquisition Corp. and Systems
                       Chemistry Incorporated (2)

              2.3 Agreement and Plan of Merger dated March 21, 1996, among the Company, SubImtec Acquisition Corp., IMTEC Acculine,
                       Inc. and the sole shareholder of IMTEC (5)

              3.1      The Company's Certificate of Incorporation (1)

              3.2      The Company's By-Laws (1)

              3.3      Certificate of Designations, Preferences and Rights of
                       Series A Convertible Non-Redeemable Preferred Stock

              4.1      Warrant Agreement dated September 19, 1991 between the
                       Company and GKN Securities Corp. (1)

              4.2      Form of 9% Convertible Subordinated Promissory Note due
                       December 15, 1997 (6)

              4.3      Form of Warrant to Purchase Common Stock (6)

              4.4      Form of 8% Convertible Subordinated Note

              9.1      Voting Agreement between David F. Levy and James S.
                       Molinaro (1)

             10.1      Amended and Restated 1991 Stock Option Plan (3)(4)

             10.2      Executive Stock Option Plan (1)(3)

             10.3      1994 Employee Stock Purchase Plan (3)(4)

             10.4      1995 Stock Option Plan for Non-Employee Directors (3) (6)

             10.5      Employment Agreement between the Company and David F.
                       Levy (1)(3)

             10.6      Employment Agreement between the Company and James S.
                       Molinaro (1)(3)

             10.7 Lease Agreement, as amended, dated as of January 16, 1992, between Rouse and Associates ("Rouse") and SSI, as amended by Letter Agreement dated February 13, 1992, between Realprop Management, Inc., (an affiliate of
                       Rouse) and SubMicron (1)

             10.8      Credit Agreement, dated February 27, 1996, among the
                       Company, certain subsidiaries of the Company and CoreStates Bank, N.A., as Agent, and the several Lenders parties thereto, including form of Revolving Credit Note and Security Agreement (6)

             10.9      Tax Indemnification Agreement dated May 22, 1992, among
                       SubMicron, David F. Levy and James S. Molinaro (1)

             10.10     Agreement, dated April 27, 1993, among SubMicron, David
                       Levy, James Molinaro and Edison Venture Fund II, L.P. and
                       Edison Venture Fund II-PA, L.P. (1)

             10.11     Indemnity Agreement, dated April 1992, by and among
                       SubMicron, David Levy and James Molinaro (1)

             10.12 Agreements of Sale and Purchase, dated February 23, 1996, between D&M Properties and the Company (6)

             10.13     Form of Subordinated Note and Preferred Stock Purchase
                       Agreement

             21        List of Subsidiaries

             23.1      Consent of Ernst & Young LLP

             23.2      Consent of Arthur Andersen LLP

             23.3      Consent of Ireland Sanfilippo & Company

             27        Financial Data Schedule

--------------

(1) Incorporated by reference to an Exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 33-64500.

(2) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K and dated February 28, 1995.

(3) Constitutes a compensatory plan or arrangement required to be filed as an Exhibit to this Form.

(4) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K dated March 26, 1996.

(6) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K/A and dated January 9, 1997.

(b)      Reports on Form 8-K:
         8-K filed March 26, 1996
         8-K filed December 24, 1996
         8-K/A filed January 9, 1997