Form 10-K/A
period 1996-12-31
SUBMICRON SYSTEMS CORP
filed 1997-04-30
CIK 877210

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-1


(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934


For the fiscal year ended DECEMBER 31, 1996

               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from______________to______________


                         Commission file number 0-19507

                          SUBMICRON SYSTEMS CORPORATION

             (Exact name of registrant as specified in its charter)


          DELAWARE                                                13-3607944
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              6620 GRANT WAY
         ALLENTOWN, PENNSYLVANIA                                     18106
(Address of principal executive offices)                           (Zip Code)


          Registrant's telephone number, including area code:  (610) 391-9200

          Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.0001
                                (Title of Class)


               Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                          No
                           -----                            -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Based on the closing sale price of March 3, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $49,140,720.

The number of shares outstanding of the Registrant's Common Stock was 16,890,014 at March 3, 1997.

================================================================================

Part III of the Annual Report on Form 10-K for the year ended December 31, 1996 of SubMicron Systems Corporation (the "Company") is hereby amended and restated in its entirety as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Set forth below is certain information regarding the Company's directors and executive officers:


                                    POSITIONS WITH
NAME                         AGE    THE COMPANY
----                         ---    -----------

David F. Levy                52     Chairman of the Board,
                                    Chief Executive Officer
                                    and Director(1)

James S. Molinaro            35     President of SubMicron
                                    Systems, Inc. and
                                    Director(2)

Daniel G. Hajjar             58     Chief Operating Officer

R. G. Holmes                 50     Chief Financial Officer and Treasurer

John P. Traub                50     President of Systems
                                    Chemistry and Director(3)

Ronald B. Booth              48     Director(3)

Richard J. Busis             43     Director(3)

Maurice J. Gallagher, Jr.    47     Director(2)

Barry W. Ridings             45     Director(2)


Leonard R. Weisberg          67     Director(1)

-------------

(1)     Term expires at 1999 annual meeting.

(2)     Term expires at 1998 annual meeting.

(3)     Term expires at 1997 annual meeting.

        Mr. Levy, the founder of SubMicron, was SubMicron's Chairman of the Board, President and Chief Executive Officer from its inception in 1988 until the merger of SubMicron Systems, Inc. into the Company in August 1993 (the "Merger"). He assumed these positions with the Company upon consummation of the Merger. In addition, Mr. Levy was Treasurer of the Company from the Merger until December 1995. Prior to his founding of SubMicron, Mr. Levy was Vice President--Automation Division of Dexon from February 1988 to November 1988 and Vice President, Sales and Marketing of Dexon, from November 1985 to February 1988. From 1983 to 1985, Mr. Levy was Vice President of Sales and Marketing for Micro Air Systems and from 1978 to 1982, he was head of the Manufacturing Systems and Procedures Group for Signetics Corporation. Mr. Levy has a B.S. degree in Mechanical Engineering from Pontifica Universidade Catolica and an MBA from John F. Kennedy University of Orinda, California.

        Mr. Molinaro was Vice President, Chief Operating Officer and Secretary of SubMicron from January 1989 until the Merger. He assumed these positions with the Company upon consummation of the Merger and held such positions until December 1995. As part of a reorganization of the Company's corporate structure, in December 1995, Mr. Molinaro became the President of SubMicron, the Company's principal operating subsidiary, in lieu of his positions with the Company. Mr. Molinaro has served as a director of SubMicron since 1989 and as a director of the Company since the Merger. During November and December 1988, Mr. Molinaro served as a consultant to Dexon, Inc., a semiconductor equipment manufacturer, and from June 1986 to November 1988, Mr. Molinaro served as Director of Research and Development for Dexon. Mr. Molinaro has a B.S. degree in Mechanical Engineering from Pennsylvania State University.

        Daniel G. Hajjar has been Chief Operating Officer since September 1995, and was Vice President, Business Operations from 1993 to such time. From 1985 to 1993, Mr. Hajjar held a number of management positions in Operations, Business Development and Engineering with Matrix Integrated Systems, Inc., most recently as Vice President of Operations. Prior thereto, Mr. Hajjar was in operations management with GCA Corp., and President/CEO of Trans-International Trading, Inc. Mr. Hajjar holds a B.S. degree in Industrial Technology from Northeastern University.

        R.G. Holmes has been Chief Financial Officer since July 1995 and Treasurer since December 1995. From 1987 to 1994, Mr. Holmes was Vice President Finance and Chief Financial Officer of Celgene Corporation. From 1982 to 1987, he held senior management positions in corporate planning and finance with Ziyad, Inc. Mr. Holmes holds a B.S. degree in Industrial Engineering from Lehigh University and an M.B.A. from Harvard University.

        Mr. Traub has been a director of the Company since the acquisition of Systems Chemistry Incorporated by the Company in 1995. Mr. Traub has been President and Chief Executive Officer of Systems Chemistry since 1989 and was Chairman of the Board of Systems Chemistry from 1993 until its acquisition by the Company.

        Mr. Booth has been a director of the Company since April 1997. Mr. Booth has been President of Pacific Air Aviation, Inc., an air charter company in Las Vegas, Nevada, since October 1993. From October 1992 to September 1993, Mr. Booth was Chief Financial Officer of Arcadian Motor Carrier, Inc., a nationwide trucking operation, and from September 1984 to October 1992, he was Vice President of Finance for WestAir Commuter Airlines. Mr. Booth is a Certified Public Accountant and has a B.S. degree in Business Administration/Accounting from California State University, Chico.

        Mr. Busis has been a director of the Company since April 1997. Since 1995, Mr. Busis has been a senior member of the law firm of Cozen and O'Connor. From 1992 to 1995, Mr. Busis was a partner at the law firm of Wolf, Block, Schorr and Solis-Cohen. Mr. Busis received a J.D. from the Harvard

Law School and an M.A. and B.A. from the University of Pennsylvania.

        Mr. Gallagher has been a director of the Company since April 1997. Mr. Gallagher participated in the founding of ValuJet Airlines, Inc. in July 1992 and has served as a director of ValuJet since its inception. He served as ValuJet's President from its inception until June 1993 and as its Chief Financial Officer until May 1994. Mr. Gallagher also served as Vice Chairman of the Board of ValuJet from June 1993 until October 1996. In addition, since May 1992, Mr. Gallagher has been involved as an investor in various aviation related and other companies. From May 1992 until March 1993, he served as a director of Mesa Airlines, Inc., and from 1983 to August 1992, he served as an executive officer and director of WestAir Holding, Inc., the parent of a regional airline headquartered in Fresno, California. WestAir Holding, Inc. was acquired by Mesa Airlines in May 1992. Mr. Gallagher has an M.B.A. from the University of California at Berkeley.

        Mr. Ridings has been a director of the Company since its inception and was a director of SubMicron from March 1993 until the Merger. Since March 1990, Mr. Ridings has been a Managing Director for Alex. Brown & Sons. From June 1986 to March 1990, Mr. Ridings was a Managing Director for Drexel Burnham Lambert, investment bankers. Mr. Ridings is also a director of Noodle Kidoodle, Inc., New Valley Corporation, Norex Industries, Inc., Telemundo Group, Inc., Search Capital Group, Inc. and TransCor Waste Services Inc. Mr. Ridings received an M.B.A. from Cornell University.

        Mr. Weisberg was a director of SubMicron from its inception until the Merger and became a director of the Company upon consummation of the Merger. Mr. Weisberg was Vice President, Research and Engineering for Honeywell Inc. from 1980 until his retirement at the end of 1994. Prior to joining Honeywell, Mr. Weisberg served as Director of Electronics and Physical Sciences in the Office of the Secretary of Defense of the United States Department of Defense. Previously, Mr. Weisberg was Vice President and Director of the Central Research Laboratory of Itek Corporation and was Director of the Semiconductor Device Research Laboratory of RCA Laboratories. Mr. Weisberg has a B.A. in Physics from Clark University and an M.A. in Physics from Columbia University.

BOARD COMMITTEES

    The Board has an Audit Committee, a Compensation Committee and a Nominating Committee. The Compensation Committee also administers the Company's Amended and Restated 1991 Stock Option Plan, the 1993 Executive Stock Option Plan and the Employee Stock Purchase Plan. Messrs. Weisberg and Ridings are currently the members of the Compensation Committee, the Stock Option Committee and the Audit Committee. Messrs. Levy, Weisberg and Ridings are members of the Nominating Committee.

COMPENSATION OF DIRECTORS

    Each director who is not an officer or employee of the Company or its subsidiaries receives $1,500 for each meeting of the Board he attends. In addition, under the Company's 1995 Stock Option Plan for Non-Employee Directors, each non-employee director receives an option to purchase 5,000 shares of Common Stock upon election to the Board and an annual grant of an option to purchase 3,000 shares of Common Stock on the day following the Company's Annual Meeting of Stockholders (or on June 30 if the Annual Meeting has not been held by such date). The exercise price for options granted under such Plan is the fair market value of a share of Common Stock on date of grant. Such options generally become exercisable eleven months after the date of grant and terminate five years from the date of grant.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the cash compensation paid by the Company as well as certain other compensation paid or accrued during fiscal 1994, 1995 and 1996 to David F. Levy, the Company's Chief Executive Officer, and to each of the Company's three other executive officers (collectively, the "Named Executives"):

-----------------------------------------------------------------------------------------------------------------------
                                                 ANNUAL COMPENSATION                    LONG-TERM
                                    ------------------------------------------        COMPENSATION
                                                                  OTHER ANNUAL           AWARDS              ALL OTHER
       NAME AND           FISCAL     SALARY        BONUS          COMPENSATION   -----------------------   COMPENSATION
  PRINCIPAL POSITION       YEAR        ($)          ($)             ($) (1)            OPTIONS (#)             ($)
-----------------------------------------------------------------------------------------------------------------------
David F. Levy,             1996      360,000       34,000          47,617(2)            73,000                ______
Chairman of the            1995      340,000       46,320          ______               55,000                ______
Board, President           1994      300,000       ______          ______               ______                ______
and Chief Executive
Officer
-----------------------------------------------------------------------------------------------------------------------
R. G. Holmes,              1996      150,000       ______          23,894(2)            20,000                ______
Chief Financial            1995       75,000(3)    ______          ______               20,000                ______
Officer and
Treasurer
-----------------------------------------------------------------------------------------------------------------------
Daniel G. Hajjar,          1996      150,000       15,000          ______               36,500                ______
Chief Operating            1995      150,000       ______          ______               40,000                ______
Officer
-----------------------------------------------------------------------------------------------------------------------
James S. Molinaro,         1996      340,000       34,000          ______               25,000
President,                 1995      340,000       46,320          ______               45,000                ______
SubMicron                  1994      300,000       ______          ______               ______                ______

=======================================================================================================================

--------------------------

(1) Except as noted below, none of the Named Executives received any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive.

(2) Includes automobile reimbursement of $24,042 and $23,894 for Messrs. Levy and Holmes, respectively.

(3)     Mr. Holmes joined the Company in June 1995.

STOCK OPTION GRANTS

        The following table contains information concerning grants of stock options under the Stock Option Plan to the Chief Executive Officer and to each of the other Named Executives during 1996. The Company does not have any plan pursuant to which stock appreciation rights ("SARs") may be granted.

                              OPTION GRANTS IN 1996


                                                                                        Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock
                                                                                        Price Appreciation  for Option
                                             Individual Grants                          Term (1)
                     ----------------------------------------------------------------   ------------------------------
                     Number of
                     Securities       % of Total
                     Underlying       Options Granted
                     Options          to Employees in    Exercise Price    Expiration
Name                 Granted(#)(2)    1996               ($/Sh)            Date                5%             10%
----------------     -------------    ---------------    --------------    ----------    --------------    ----------
David F. Levy           50,000             4.8                8.875         3/14/06         279,250          707,250
                        23,000             2.2                8.50          3/25/06         123,050          311,650

R.G. Holmes             20,000             1.9                9.625         1/30/06         121,100          306,700

Daniel G. Hajjar        25,000             2.4                9.625         1/30/06         151,375          383,375
                        11,500             1.1                8.50          3/25/06          61,525          155,825

James S. Molinaro       25,000             2.4                9.625         1/30/06         151,375          383,375

--------------------

(1) Illustrates the value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming specified compounded rates of appreciation on the Common Stock over the term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance.

(2) All options granted vest on the first anniversary of their date of grant.

STOCK OPTION EXERCISES AND HOLDINGS

        The following table sets forth certain information regarding the stock options exercised by each of the Named Executives during 1996 and the value of options held by each of the Named Executives at December 31, 1996.

                       AGGREGATED OPTION EXERCISES IN 1996
                     AND OPTION VALUES AT DECEMBER 31, 1996

=======================================================================================================================
                                                    NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                    OPTIONS AT                          IN-THE-MONEY OPTIONS
                     SHARES           VALUE         DECEMBER 31, 1996 (#)               AT DECEMBER 31, 1996 ($)(1)
                     ACQUIRED ON      REALIZED      -------------------------------     -------------------------------
NAME                 EXERCISE (#)     ($)           EXERCISABLE       UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
David F. Levy        ______           ______            323,125            73,000       ______            ______
-----------------------------------------------------------------------------------------------------------------------
R. G. Holmes         ______           ______              5,000            35,000       ______            ______
-----------------------------------------------------------------------------------------------------------------------
Daniel G. Hajjar     ______           ______             35,000            49,000       ______            ______
-----------------------------------------------------------------------------------------------------------------------
James S. Molinaro    ______           ______            313,125            25,000       ______            ______
=======================================================================================================================

(1) None of the Named Executives had outstanding options as of December 31, 1996 with an exercise price below $4.125, the last sale price of the Common Stock on the Nasdaq National Market on December 31, 1996.

EMPLOYMENT CONTRACTS

        David F. Levy and James S. Molinaro have each entered into an employment agreement with the Company which initially provided for each of them to earn a base salary of $265,200, which base salary may be increased or decreased from time to time in the sole discretion of the Company's Board. In no event, however, may such base salary be less than $240,000 per annum. As discussed under the report of the Compensation Committee, for fiscal 1996, the base salaries of Messrs. Levy and Molinaro were fixed at $360,000 and $340,000, respectively. The employment agreements for Messrs. Levy and Molinaro have an initial five-year term expiring in August 1998 that is automatically renewable at the end of such term for an additional year and each year thereafter unless either party to the respective agreements gives notice of nonrenewal. In addition, Messrs. Levy and Molinaro are each eligible to participate in any bonus or profit sharing plan adopted by the Company and will be afforded the use of a leased automobile, inclusive of maintenance and insurance costs, during the term of his employment.

        In the event the Company should terminate the employment of either Messrs. Levy or Molinaro without cause or if either of them should terminate his employment because of a material breach by the Company of his employment agreement, Messrs. Levy or Molinaro, as the case may be, will be entitled to receive a severance benefit equal to his then annual base salary for a period of three years. However, if such termination follows a merger or sale of all or substantially all of the Company's assets, Messrs. Levy and Molinaro, as the case may be, will be entitled to receive a severance benefit equal to his then annual base salary for a period of five years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Barry W. Ridings, a member of the Compensation Committee, is a Managing Director of Alex. Brown & Sons. During 1996, Alex. Brown provided certain investment banking advice to the Company for which it received customary fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information with respect to the beneficial ownership as of April 21, 1997 of each person who was known to the Company to be the beneficial owner of more than 5% of the Common Stock or the Class A Preferred Stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

==================================================================================================
                                                                                      Percent of
Name and Address of                            Number of           Percent of         Total Voting
Beneficial Owner          Title of Class       Shares              Class              Power
--------------------------------------------------------------------------------------------------
David F. Levy             Common Stock         4,695,250(2)           26.6%              23.2%
6620 Grant Way
Allentown, PA 18106
--------------------------------------------------------------------------------------------------
James S. Molinaro         Common Stock         4,695,250(2)           26.6               23.2
6620 Grant Way
Allentown, PA 18106
--------------------------------------------------------------------------------------------------
Maurice J.                Series A                177.50              13.6                1.8
Gallagher, Jr.            Preferred Stock
6900 Westcliff Drive
Suite 505
Las Vegas, NV
89128
--------------------------------------------------------------------------------------------------
Timothy P. Flynn          Series A                177.50              13.6                1.8
6900 Westcliff Drive      Preferred Stock
Suite 505
Las Vegas, NV
89128
--------------------------------------------------------------------------------------------------
J.F. Shea Co., Inc.       Series A                142.00              10.9                1.5
655 Brea Canyon           Preferred Stock
Road
Walnut, CA 91789
--------------------------------------------------------------------------------------------------
Robert L. Priddy          Series A                213.00              16.3                2.2
3435 Kingsboro            Preferred Stock
Road NE, #1601
Atlanta, GA 30326
--------------------------------------------------------------------------------------------------
Lewis H. and Peggy        Series A                142.00              10.9                1.5
S. Jordan                 Preferred Stock
610 Wingspread
Peachtree City, GA
30269
--------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
CRIM Partners, L.P.       Series A                 81.65                6.3                 *
7078 Westchester          Preferred Stock
Avenue
White Plains, NY
10604
==========================================================================================================

 *      Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options held by such stockholder that are or will become exercisable within sixty days of the record date.

(2) Consists of shares over which the stockholder has power to direct the voting on the election of directors pursuant to the Voting Agreement (as defined below). Includes 1,980,500 shares owned by each of Messrs. Levy and Mr. Molinaro. Also includes options to purchase 396,125 and 338,125 shares of Common Stock held by Messrs. Levy and Molinaro, respectively.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership as of April 21, 1997 of (i) each director, (ii) each of the Named Executives (as hereinafter defined) and (iii) all the directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

==================================================================================================
                                                                                      Percent of
Name of                                        Number of           Percent of         Total Voting
Beneficial Owner          Title of Class       Shares(1)           Class              Power
--------------------------------------------------------------------------------------------------
David F. Levy             Common Stock         4,695,250(2)            26.6%              23.2%
--------------------------------------------------------------------------------------------------
James S. Molinaro         Common Stock         4,695,250(2)            26.6               23.2
--------------------------------------------------------------------------------------------------
Ronald B. Booth           Common Stock             ___                 ___
                          Series A                                                        *
                          Preferred Stock          7.1                 *
--------------------------------------------------------------------------------------------------
Richard J. Busis          Common Stock             ___                 ___                ___
--------------------------------------------------------------------------------------------------
Maurice J.                Common Stock             ___                 ___
Gallagher, Jr.            Series A                                                         1.8
                          Preferred Stock          177.5               13.6
--------------------------------------------------------------------------------------------------
Barry W. Ridings          Common Stock            64,000(3)            *
                          Series A                                                        *
                          Preferred Stock          7.1                 *
--------------------------------------------------------------------------------------------------
John P. Traub (4)         Common Stock           306,642(5)             1.8                1.6
--------------------------------------------------------------------------------------------------
Leonard R. Weisberg       Common Stock            40,655(6)            *                  *
--------------------------------------------------------------------------------------------------
Daniel G. Hajjar          Common Stock            81,139(7)            *                  *
--------------------------------------------------------------------------------------------------
R.  G. Holmes             Common Stock            35,822(8)            *                  *
--------------------------------------------------------------------------------------------------
All executive officers    Common Stock         5,215,508(9)            29.1
and directors as a        Series A                                                        27.3
group (10 persons)        Preferred Stock          191.7               14.7
==================================================================================================

*       Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options held by such stockholder that are or will become exercisable within sixty days of the record date.

(2) Consists of shares over which the stockholder has power to direct the voting on the election of directors pursuant to the Voting Agreement. Includes 1,980,500 shares owned by each of Messrs. Levy and Mr. Molinaro. Also includes options to purchase 396,125 and 338,125 shares of Common Stock held by Messrs. Levy and Molinaro, respectively.

(3)     Includes options to purchase 8,000 shares of Common Stock.

(4) Mr. Traub's term as a director expires at the 1997 annual meeting and he is not standing for reelection.

(5)     Includes options to purchase 150,000 shares of Common Stock.

(6)     Includes options to purchase 18,000 shares of Common Stock.

(7)     Includes options to purchase 74,000 shares of Common Stock.

(8)     Includes options to purchase 25,000 shares of Common Stock.

(9)     Includes options to purchase an aggregate of 1,009,250 shares of Common
        Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During 1996, the Company began leasing certain new facilities in Allentown, Pennsylvania. During a portion of 1996, a partnership owned by Messrs. Levy and Molinaro owned the facilities. During 1996, the Company made a rental payment to such partnership in the aggregate amount of $22,565. The facility was sold to a third party in March 1997.

        Richard J. Busis, a director of the Company, is a senior member of Cozen and O'Connor, which provides certain legal services to the Company.

        On January 31, 1990, SubMicron entered into a Tax Indemnification Agreement with its stockholders which provided for distributions to be made by SubMicron for payment of personal tax liabilities imposed on the stockholders as a result of SubMicron's S Corporation status.

        See also Item 11, "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUBMICRON SYSTEMS CORPORATION



                                               By: /s/ David F. Levy

                                               ---------------------------------
                                               David F. Levy, President and
                                               Chief Executive Officer

Dated: April 29, 1997