Form 10-Q
period 1997-03-31
SUBMICRON SYSTEMS CORP
filed 1997-05-15
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended            March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Transition period from ______________________ to _______________________

Commission File Number:  0-19507

                          SUBMICRON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                         Delaware                                               13-3607944
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

6620 Grant Way, Allentown, PA                                            18106
(Address of principal executive offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                (X) Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 16,890,263 shares of Common stock outstanding, $.0001 par value, as of May 10, 1997.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

      Part I - Financial Information

            Item 1:  Financial Statements                                Page

                     Consolidated Balance Sheets at
                        March 31, 1997 and December 31, 1996               3

                     Consolidated Statements of Operations
                        for the three months ended March 31, 1997
                        and March 31, 1996                                 4

                     Consolidated Statements of Cash Flows for the
                        three months ended March 31, 1997 and
                        March 31, 1996.                                    5

                     Notes to Consolidated Financial Statements           6-7

            Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations              8-10


      Part II - Other Information

            Item 2:  Changes in Securities

                     As of March 26, 1997, the Company issued 1,302.85 shares of its Series A Convertible Non-Redeemable Preferred Stock and $8,692,028 principal amount of its 8% Subordinated Convertible Notes due 2002 (the "Notes") in retirement of $18,350,000 principal amount of its 9% Convertible Subordinated Notes due December 1997 and associated warrants to purchase 1,101,000 shares of Common stock. The issuance was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

                     The Preferred Stock is convertible on the 2,000-for-1 basis into an aggregate of 2,605,700 shares Common stock. The Notes are convertible, only after stockholder approval of such convertibility, at $3.70 per share into approximately 2,349,000 shares of Common stock. The Notes provide that if the fair market value of the Common stock is less than $3.70 per share in March 1999, the conversion price will be adjusted to the greater of the fair market price at such time or $2.50 per share. In addition, the Notes provide standard adjustments to the conversion price based on changes in capitalization and certain issuances of stock at below the conversion price on a weighted average basis.

            Item 6:  Exhibits

                     Exhibit 27 - Financial Data Schedule                 12

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(Dollars in thousands, except per share data)

                                                                          March 31,       December 31,
                                                                            1997             1996
                                                                          ---------       ------------
      ASSETS

Current assets:
   Cash and cash equivalents                                              $   1,773        $   5,426
   Accounts receivable, net                                                  44,341           47,574
   Inventories, net                                                          34,286           34,951
   Prepaids and other                                                         7,878            7,307
   Deferred income taxes                                                      1,402            2,423
                                                                          ---------        ---------
            Total current assets                                             89,680           97,681

Property and equipment, net                                                  20,055           21,082
Goodwill, net                                                                 1,628            1,684
Intangibles and other, net                                                    5,003            5,487
                                                                          ---------        ---------
                                                                          $ 116,366        $ 125,934
                                                                          =========        =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                         $  25,975        $  28,100
   Current portion of long-term debt                                          2,861            2,294
   Accounts payable                                                          22,148           21,741
   Accrued expenses and other                                                16,324           16,823
   Deferred revenues                                                          3,432            3,105
                                                                          ---------        ---------
            Total current liabilities                                        70,740           72,063
                                                                          ---------        ---------
Long-term debt                                                               16,254           25,195
                                                                          ---------        ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, stated value, 5,000 shares
     authorized, 1,303 and zero shares issued and outstanding                 9,415              --
   Common stock, $.0001 par value, 100,000,000
     shares authorized, 16,890,263 and 16,890,014
     shares issued and outstanding                                                2                2
   Additional paid-in capital                                                41,418           41,680
   Retained-earnings deficit                                                (21,463)         (13,006)
                                                                          ---------        ---------
            Total stockholders' equity                                       29,372           28,676
                                                                          ---------        ---------
                                                                          $ 116,366        $ 125,934
                                                                          =========        =========

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(Dollars in thousands, except per share data)

                                                  Three Months Ended March 31,
                                                    1997                1996
                                                ------------        ------------
System sales, net                               $     29,680        $     39,422
Service and other sales                                6,097               5,432
                                                ------------        ------------
   Total net sales                                    35,777              44,854
                                                ------------        ------------
Cost of system sales                                  22,675              26,436
Cost of service and other sales                        6,129               4,113
                                                ------------        ------------
   Total cost of sales                                28,804              30,549
                                                ------------        ------------
   Gross margin                                        6,973              14,305

Selling, general and administrative                    9,164               9,455
Research and development                               2,501               1,845
                                                ------------        ------------
   Operating (loss) income                            (4,692)              3,005
                                                ------------        ------------
Other income (expense):
  Interest income                                         59                 168
  Interest expense                                    (1,666)             (1,023)
  Other, net                                              11                  81
                                                ------------        ------------
   Total other expense                                (1,596)               (774)
                                                ------------        ------------
(Loss) income before income taxes and
  extraordinary item                                  (6,288)              2,231
Provision for income taxes                            1,000                 781
                                                ------------        ------------
(Loss) income before extraordinary item               (7,288)              1,450

Extraordinary loss on debt extinguishment             (1,169)                 --
                                                ------------        ------------
   Net (loss) income                            $     (8,457)       $      1,450
                                                ============        ============
Net (loss) income per Common share:
(Loss) income before extraordinary item                (0.43)               0.09
Extraordinary item                                     (0.07)                 --
                                                ------------        ------------
Net (loss) income per Common share              $      (0.50)       $       0.09
                                                ============        ============
Weighted average number of
  shares of Common stock outstanding              16,890,214          16,943,961
                                                ============        ============

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in thousands)

                                                            Three Months Ended March 31,
                                                                1997            1996
                                                               -------        --------
Cash flows used in operating activities:
   Net (loss) income                                           $(8,457)       $  1,450
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities
      Depreciation and amortization                              1,310           1,071
      Extraordinary loss on debt extinguishment                  1,169              --
      Provision for valuation allowances                           144             336
      Deferred tax provision                                     1,021              --
      Amortization of deferred compensation                         --              84
      Accretion of note discount                                   314             239
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                            3,207           6,643
      Decrease (increase) in inventories                           547          (8,854)
      Increase in prepaid expenses and other                      (571)         (1,299)
      Decrease (increase) in other assets                          273            (439)
      Increase (decrease) in accounts payable                      407          (7,137)
      (Decrease) increase in accrued expenses and other           (499)            219
      Increase in deferred revenues                                327           1,815
      Increase in income taxes payable                              --             674
                                                               -------        --------
            Net cash used in operating activities                 (808)         (5,198)
                                                               -------        --------
Cash flows used in investing activities:
      Capital expenditures                                        (227)         (1,241)
      Purchase of intangible assets                                 --             (56)
                                                               -------        --------
            Net cash used in investing activities                 (227)         (1,297)
                                                               -------        --------
Cash flows used in financing activities:
      Net payments under line of credit agreement               (2,125)           (350)
      Proceeds from exercise of options and warrants                --              48
      Collection on notes receivable                                --              20
      Principal payments under capital lease obligations
      and long-term debt                                          (493)           (374)
                                                               -------        --------
            Net cash used in financing activities               (2,618)           (656)
                                                               -------        --------
Net decrease in cash and cash equivalents                       (3,653)         (7,151)
Cash and cash equivalents at beginning of period                 5,426          16,010
                                                               -------        --------
Cash and cash equivalents at end of period                     $ 1,773        $  8,859
                                                               =======        ========

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1996.


2. RESTRUCTURING CHARGES:

In response to significant losses from operations in each of the three month periods ended September 30, 1996, December 31, 1996, and March 31, 1997 and anticipated losses for the three month period ending June 30, 1997 the Company is currently developing a worldwide restructuring plan. The plan will refocus the Company on its core technology. The plan will also restructure the Company's corporate organization and may include the sale of certain non-strategic assets to generate liquidity. As a result of the restructuring, the Company expects to record a restructuring charge in the second quarter of 1997. The restructuring charge will likely include, among other things, substantial employee severance costs.

3. INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                                           March 31,     December 31,
                                                             1997            1996
                                                           ---------     ------------
                  Raw materials                            $ 23,234        $ 23,007
                  Work-in-process and finished goods         13,895          14,669
                                                           --------        --------
                                                             37,129          37,676
                  Excess and obsolescence reserve            (2,843)         (2,725)
                                                           --------        --------
                                                           $ 34,286        $ 34,951
                                                           ========        ========


4. CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 57% of total sales for the three months ended March 31, 1997, and sales to three different customers accounted for 43% of total sales for the three months ended March 31, 1996. Accounts receivable from a single customer in 1997 represent 27% of consolidated receivables as of March 31, 1997.

5. CREDIT FACILITY:

In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility bear interest at prime, as defined, plus 3.0%, and are secured by substantially all of the assets of the Company. As of December 31, 1996, the Company was not in compliance with certain requirements of the credit facility. The banking group has separately agreed not to accelerate the due date of the credit facility from its maturity date of August 18, 1997, assuming the Company's continued compliance with the terms of a new agreement entered into on March 31, 1997. The Company was in compliance with the terms of the new agreement as of March 31, 1997. Borrowings under the new agreement may not exceed $28.1 million, and the interest rate will increase to prime, as defined, plus 4.0%, effective June 1, 1997. Borrowings under the new agreement were $26.0 million at March 31, 1997. The agreement also restricts the Company's ability to pay dividends.

6. LONG TERM DEBT:

In December 1995, the Company issued $19.0 million principal amount of 9% convertible subordinated notes with warrants to purchase 1,140,000 shares of Common stock. The notes were recorded at $16.5 million, net of the estimated fair value ascribed to the warrants of $2.5 million.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to previous holders of 18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible, after stockholder approval, into shares of Common stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations and to obtain stockholder approval of the convertibility feature of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date.


7. INCOME TAXES:

The Company accounts for income taxes under Financial Accounting Standards No.
109. As of March 31, 1997, the components of the Company's net deferred income tax asset were approximately as follows (in thousands):


                       Financial statement reserves           $ 4,375
                       Net operating loss carryforwards         6,036
                       Uniform capitalization                     484
                       Gain on litigation settlement           (1,080)
                       Other                                    1,227
                       Valuation allowance                     (6,583)
                                                              -------
                       Net deferred tax asset                 $ 4,459
                                                              =======

The net loss for the first quarter of 1997 included a $4.0 million non-cash charge, $3.0 million of which related to the loss generated in the first quarter, to increase the Company's reserve against its net deferred tax assets.

8. EARNINGS PER SHARE:

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options and warrants using the treasury stock method) outstanding during the period.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have an effect on primary earnings per share for the first quarter ended March 31, 1997 or March 31, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


General

SubMicron's results of operations have varied significantly from quarter to quarter. These fluctuations, which are likely to continue, are a result of several factors including, in particular, the relatively high prices of SubMicron's products in relation to quarterly sales and the lead time to manufacture such products. Accordingly, quarterly results are likely to fluctuate and the results for any fiscal quarter may not be indicative of the results for future fiscal quarters.

Net Sales

Net sales consist of revenues from sales of systems, construction and installation of systems, sales of spare parts and service contracts. Net sales decreased 20% for the three month period ended March 31, 1997, as compared to the same period in the prior year. Sales decreased as a result of a slowdown in the semiconductor industry coupled with a delay in the shipment of two systems. These systems are expected to ship in the second quarter of 1997. System sales accounted for a majority of the decrease. System sales decreased approximately 25% to $29.7 million for the three months ended March 31, 1997, as compared to system sales of $39.4 million for the three months ended March 31, 1996.

Gross Margin

The gross margin was 19% for the three months ended March 31, 1997, as compared to a gross margin of 32% for the comparable period in the prior year. First quarter 1997 gross margin decreased primarily as the result of two low margin projects shipped by Systems Chemistry Incorporated, one of the Company's California subsidiaries. Additionally, the delay in the shipment of two systems by the Company's Allentown subsidiary, Submicron Systems, Inc., also contributed to the decrease. Gross margins may vary significantly from quarter to quarter based upon the product sales mix.

Selling, General and Administrative

Selling, general and administrative expense was 26% of net sales for the three month period ended March 31, 1997, as compared to 21% for the comparable period in the prior year. The increase as a percentage of sales is the result of a significant decrease in sales volume in the first quarter of 1997, in comparison to the Company's high proportion of fixed costs included in selling, general and administrative expense.

Research and Development

Research and development expenses were 7% and 4% of net sales for the three month periods ended March 31, 1997 and March 31, 1996, respectively. Research and development efforts consisted primarily of expenses associated with development of the Company's 300mm and Primaxx product lines.

Other Income (Expense), Net

Other expense, net was approximately $1.6 million for the three month period ended March 31, 1997, as compared to other expense, net of approximately $774,000 for the prior year comparable period. Other expense for the three months ended March 31, 1997, is due primarily to interest charges associated with the Company's convertible debt and its line of credit.

Tax Provision

The net loss for the first quarter of 1997 included a $4.0 million non-cash charge, $3.0 million of which related to the loss generated in the first quarter, to increase the Company's reserve against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $3.7 million during the three month period ended March 31, 1997, to approximately $1.8 million. Cash used in operations totaled approximately $808,000 for the three months ended March 31, 1997, which was largely due to the net loss recognized during the first quarter of 1997 offset partially by collections of accounts receivable, depreciation and amortization and the non-cash extraordinary loss on debt extinguishment. Accounts receivable decreased approximately $3.2 million from $47.6 million at December 31, 1996 to $44.3 million at March 31, 1997. Inventory balances of $34.3 million at March 31, 1997 were consistent with inventory balances at December 31, 1996 of $35.0 million. Investing activities utilized cash of approximately $230,000 to purchase equipment. Financing activities utilized approximately $2.2 million of cash primarily to repay borrowings on the Company's line of credit. Working capital decreased approximately $6.7 million to $18.9 million at March 31, 1997, from $25.6 million at December 31, 1996.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to previous holders of 18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible, after stockholder approval, into shares of Common stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations and to obtain stockholder approval of the convertibility feature of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date.

Management of SubMicron initially budgeted approximately $3 million for capital expenditures in 1997 to expand its production facilities. The Company has currently suspended the expansion of its production facilities and has sharply curtailed spending on capital equipment.

In response to significant losses from operations in each of the three month periods ended September 30, 1996, December 31, 1996, and March 31, 1997 and anticipated losses for the three period ending June 30, 1997 the Company is currently developing a worldwide restructuring plan. The plan will refocus the Company on its core technology. The plan will also restructure the Company's corporate organization and may include the sale of certain non-strategic assets to generate liquidity. As a result of the restructuring, the Company expects to record a significant restructuring charge in the second quarter of 1997. The restructuring charge will likely include, among other things, substantial employee severance costs. Additional second quarter charges will include costs associated with the recruitment of a new executive management team.

In recent years, the Company has been substantially dependent upon borrowings to finance its operations. Management's estimates of the cash requirements to fund operating, investing and financing activities will require replacement of the funds currently available under the credit facility. Without the availability of a sufficient credit facility, the Company is susceptible to severe cash shortages which may impact its ability to operate. To provide for the Company's cash and working capital requirements, management is pursuing additional funding arrangements and believes it can improve the Company's operating performance and cash flows sufficiently as follows:

      - In response to the problems associated with the Company's rapid growth, and the semiconductor industry slowdown which negatively impacted the Company's operations, management has instituted programs designed to reduce costs and improve performance. Management is pursuing an improvement in gross margins through the implementation of enhanced quality systems, controlled operations resulting from the reduction in the direct labor workforce and increased management review of all contract bidding. Additionally, the Company has altered its strategy from revenue growth to operating efficiency and management is focusing its resources on the application of the Company's core technology.

      - Management is in active negotiations with a number of lending organizations to replace its existing credit facility.

      - Management intends to evaluate its alternatives and currently plans to sell certain non-strategic assets to generate liquidity. Management expects to complete this process by the maturity date of the credit facility.

      - As needs require or market opportunities arise, management, from time to time, may consider raising additional funds through equity financing or strategic partnering arrangements.

      - Management is confident that its cost reduction and performance improvement programs, controlled growth strategy, current negotiations with lending organizations, and pursuit of other alternatives will result in the successful funding of its working capital and cash requirements for at least the next year; however, if the financial results during such period do not meet management's expectations and sufficient additional financings are not available, management has the ability and intent to reduce certain expenditures and accelerate collection of receivables to minimize additional capital requirements.

The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introduction, the volume, mix and timing of orders received and numerous other factors. Due to the continued weakness in the semiconductor industry and the Company's current financial condition it has experienced a period of soft bookings which has created an uncertainty in the expected revenues for the remainder of 1997.

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

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular sales, the Company's restructuring of operations and the Company's financing arrangements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                       SUBMICRON SYSTEMS CORPORATION


Dated:  May 15, 1997                  By: /s/ David J. Ferran
                                         ---------------------------------------
                                         David J. Ferran
                                         President & CEO


Dated:  May 15, 1997                     /s/ R. G. Holmes
                                         ---------------------------------------
                                         R. G. Holmes
                                         Chief Financial Officer