Form 10-Q
period 1997-06-30
SUBMICRON SYSTEMS CORP
filed 1997-08-19
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 1997


                                       or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Transition period from ____________________ to ____________________

Commission File Number:  0-19507

                          SUBMICRON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  13-3607944
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6330 HEDGEWOOD DR., #150, ALLENTOWN, PENNSYLVANIA                  18106
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200

6620 GRANT WAY, ALLENTOWN, PA  18106
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              ( X ) Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 17,155,238 shares of Common stock outstanding, $.0001 par value, as of August 11, 1997.

                          SUBMICRON SYSTEMS CORPORATION



                                      INDEX

         Part I - Financial Information
                  Item 1:      Financial Statements                                            Page

                               Consolidated Balance Sheets at
                                  June 30, 1997 and December 31, 1996                            3

                               Consolidated Statements of Operations
                                  for the three months ended June 30, 1997
                                  and June 30, 1996                                              4

                               Consolidated Statements of Operations
                                   for the six months ended June 30, 1997
                                   and June 30, 1996                                             5

                               Consolidated Statements of Cash Flows for the
                                  six months ended June 30, 1997 and
                                  June 30, 1996.                                                 6

                               Notes to Consolidated Financial Statements                       7-8

                  Item 2:      Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                        10-11


         Part II - Other Information

                  Item 6:      Exhibits and Reports on Form 8-K

                               (a) Exhibits
                               Exhibit 27 - Financial Data Schedule

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


(dollars in thousands, except per share data)

                                                             June 30,         December 31,
                                                               1997              1996
                                                               ----              ----
         ASSETS

Current assets:
     Cash and cash equivalents                             $   2,792         $   5,426
     Accounts receivable, net                                 27,176            47,574
     Inventories, net                                         33,944            34,951
     Prepaids and other                                        5,498             7,307
     Deferred income taxes                                        --             2,423
                                                           ---------         ---------

                  Total current assets                        69,410            97,681

Property and equipment, net                                   18,410            21,082
Goodwill, net                                                  1,571             1,684
Intangibles and other, net                                     3,654             5,487
                                                           ---------         ---------

                                                           $  93,045         $ 125,934
                                                           =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                        $  26,803         $  28,100
     Current portion of long-term debt                         2,619             2,294
     Accounts payable                                         14,906            21,741
     Accrued expenses and other                               20,370            16,823
     Deferred revenues                                         5,100             3,105
                                                           ---------         ---------

                  Total current liabilities                   69,798            72,063
                                                           ---------         ---------

Long-term debt                                                15,943            25,195
                                                           ---------         ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, stated value, 5,000 shares
       authorized, 1,211 and zero shares issued
       and outstanding                                         9,415                --
     Common stock, $.0001 par value, 100,000,000
       shares authorized, 17,066,587 and 16,890,014
       shares issued and outstanding                               2                 2
     Additional paid-in capital                               41,418            41,680
     Accumulated deficit                                     (43,531)          (13,006)
                                                           ---------         ---------

                  Total stockholders' equity                   7,304            28,676
                                                           ---------         ---------

                                                           $  93,045         $ 125,934
                                                           =========         =========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



(dollars in thousands, except per share data)

                                             Three Months Ended June 30,
                                               1997           1996
                                               ----           ----
System sales, net                            $13,022         $ 37,822
Service and other sales                        7,666            9,244
                                             -------         --------
     Total net sales                          20,688           47,066
                                             -------         --------

Cost of system sales                          15,310           27,660
Cost of service and other sales                8,658            7,357
                                             -------         --------
     Total cost of sales                      23,968           35,017
                                             -------         --------

     Gross (loss) profit                      (3,280)          12,049

Selling, general and administrative            9,423            8,965
Research and development                       2,390            2,178
Restructuring charges                          3,792               --
                                             -------         --------

     Operating (loss) income                 (18,885)             906
                                             -------         --------

Other income (expense):
  Interest income                                 34               86
  Interest expense                            (1,176)          (1,238)
  Other, net                                     (41)             (19)
                                             -------         --------

     Total other expense, net                 (1,183)          (1,171)
                                             -------         --------

Loss before income taxes                     (20,068)            (265)
Income tax provision (benefit)                 2,000              (68)
                                             -------         --------
     Net loss                               $(22,068)        $   (197)
                                            ========         ========

Net loss per Common share                   $  (1.30)        $  (0.01)
                                            ========         ========

Weighted average number of
  shares of Common stock outstanding          16,945           16,799
                                            ========         ========











                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(dollars in thousands, except per share data)

                                                      Six Months Ended June 30,
                                                       1997             1996
                                                       ----             ----
System sales, net                                    $42,702          $77,244
Service and other sales                               13,763           14,676
                                                     -------         --------
     Total net sales                                  56,465           91,920
                                                     -------         --------

Cost of system sales                                  37,985           54,096
Cost of service and other sales                       14,787           11,470
                                                     -------         --------
     Total cost of sales                              52,772           65,566
                                                     -------         --------

     Gross profit                                      3,693           26,354

Selling, general and administrative                   18,587           18,420
Research and development                               4,891            4,023
Restructuring charges                                  3,792               --
                                                     -------         --------

     Operating (loss) income                         (23,577)           3,911
                                                     -------         --------

Other income (expense):
  Interest income                                         93              254
  Interest expense                                    (2,842)          (2,261)
  Other, net                                             (30)              62
                                                     -------         --------

     Total other expense                              (2,779)          (1,945)
                                                     -------         --------

Income (loss) before income taxes                    (26,356)           1,966
Income tax provision                                   3,000              713
                                                     -------         --------
     (Loss) income before extraordinary item         (29,356)           1,253
Extraordinary charge                                  (1,169)              --
                                                     -------         --------
     Net (loss) income                              $(30,525)        $  1,253
                                                    ========         ========

Net (loss) income per Common share                  $  (1.80)        $   0.07
                                                    ========         ========

Weighted average number of
  shares of Common stock outstanding                  16,918           17,134
                                                    ========         ========





                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(dollars in thousands)

                                                                     Six Months Ended June 30,
                                                                        1997             1996
                                                                        ----             ----
Cash flows used in operating activities:
     Net (loss) income                                               $(30,525)        $  1,253
     Adjustments to reconcile net (loss) income to
       net cash provided by (used in) operating activities
         Depreciation and amortization                                  3,095            3,448
         Extraordinary loss on debt extinguishment                      1,169               --
         Provision for valuation allowances and
           loss contingencies                                              84              547
         Deferred tax provision                                         3,000               --
         Amortization of deferred compensation                             --              168
         Amortization of note discount                                    314              552
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                    20,524           (1,100)
         Decrease (increase) in inventories                               807          (20,401)
         Decrease (increase) in prepaid expenses and other              1,809             (654)
         Decrease (increase) in other assets                            1,083             (153)
         (Decrease) increase in accounts payable                       (6,835)           1,380
         Increase in accrued expenses and other                         3,547              952
         Increase in deferred revenues                                  1,995            1,873
         Increase in income taxes payable                                  --              491
                                                                     --------         --------

         Net cash provided by (used in) operating activities               67          (11,644)
                                                                     --------         --------

Cash flows used in investing activities:
         Capital expenditures                                            (423)          (5,032)
         Purchase of intangible assets                                     --             (103)
                                                                     --------         --------

         Net cash used in investing activities                           (423)          (5,135)
                                                                     --------         --------


Cash flows provided by financing activities:
         Net (payments) borrowings under line of
           credit agreement                                            (1,297)           8,350
         Proceeds from exercise of stock options and warrants              --            1,272
         Collection on notes receivable                                    --               36
         Principal payments under capital lease obligations
           and long-term debt                                            (981)            (593)
                                                                     --------         --------

         Net cash (used in) provided by financing activities           (2,278)           9,065
                                                                     --------         --------

Net decrease in cash and cash equivalents                              (2,634)          (7,714)
Cash and cash equivalents at beginning of period                        5,426           16,010
                                                                     --------         --------

Cash and cash equivalents at end of period                           $  2,792         $  8,296
                                                                     ========         ========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

2.   RESTRUCTURING CHARGES:

In response to significant losses from operations in each of the three month periods ended September 30, 1996, December 31, 1996, March 31, 1997 and June 30, 1997, the Company implemented a worldwide restructuring plan. The plan is to refocus the Company on its core technology and will involve, among other things, restructuring the Company's corporate organization and selling certain non-strategic assets to generate liquidity. Results for the second quarter include restructuring charges of approximately $3.8 million primarily related to severance costs, and lease termination costs associated with the vacancy of the Company's corporate office. The Company expects to incur additional charges related to the continuation of the restructuring plan of approximately $1.5 million and $1.0 million in the third and fourth quarters of 1997, respectively.

3.   INVENTORIES:

Inventories are stated at the lower of cost (first in, first out) or market and consist of the following, (in thousands):

                                        June 30,       December 31,
                                         1997             1996
                                         ----             ----
Raw materials                          $ 21,413         $ 23,007
Work-in-process                          15,456           14,669
                                       --------         --------
                                         36,869           37,676
Excess and obsolescence reserve          (2,925)          (2,725)
                                       --------         --------
                                       $ 33,944         $ 34,951
                                       ========         ========


4.   CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 48% and 43% of total sales for the three and six months ended June 30, 1997, respectively, and sales to three different customers accounted for 30% of total sales for the both three and six months ended June 30, 1996. Accounts receivable for the three largest customers represents 14% of consolidated receivables as of June 30, 1997.

5.   CREDIT FACILITY:

In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility bore interest at prime, as defined, plus 3.0%, and are secured by substantially all of the assets of the Company. The Company is not in compliance with certain requirements of the credit facility. The banking group has separately agreed to extend the due date of the credit facility from its maturity date of August 18, 1997 to September 15, 1997, and, upon certain conditions currently pending to October 31, 1997. Subsequent to June 30, 1997, the Company has applied the net proceeds generated from the sale of certain net assets of its wholly owned subsidiary, Systems Chemistry Incorporated (see Note 9) against its outstanding borrowings. Borrowings under the extended agreement are permitted up to $9.6 million, with the interest rate continued at prime, as defined, plus 4.0%, effective
June 1, 1997. Borrowings under the extended credit facility were $26.8 million at June 30, 1997. The agreement also restricts the Company's ability to pay dividends.

6.    LONG TERM DEBT:

In December 1995, the Company issued $19.0 million principal amount of 9% convertible subordinated notes with warrants to purchase 1,140,000 shares of Common stock. The notes were recorded at $16.5 million, net of the estimated fair value ascribed to the warrants of $2.5 million.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to previous holders of $18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date.

7.  INCOME TAXES:

The income tax provision for the three month and six month periods ended June 30, 1997 included non-cash charges of $2.0 million and 3.0 million, respectively, related to additional charges to increase the Company's valuation allowance against its net deferred tax asset.

8.    EARNINGS PER SHARE:

Earnings per share is based on the weighted average number of shares of Common stock and Common stock equivalents (dilutive stock options and warrants using the treasury stock method) outstanding during the period.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have an effect on primary earnings per share for the three and six month periods ended June 30, 1997 or June 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

9.   SUBSEQUENT EVENTS:

On August 7, 1997, the Company completed the sale of certain assets, net of liabilities assumed, of its wholly owned subsidiary, Systems Chemistry Incorporated, for $17.3 million. The Company received $15.8 million in cash after a holdback allowance of $1.5 million to cover potential post closing working capital adjustments. In addition, the Company received the proceeds from a $5.0 million subordinated, non-interest bearing note due in August 2000. The Company applied $18.5 million, after transaction costs and bank fees, to reduce the outstanding balance on its line of credit. The Company estimates a gain on the sale of approximately $2.0 million to be recorded in the third quarter of 1997.

Pro forma results presented below reflect the results of operations of the Company as if the disposition had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that the Company would have obtained had such events occurred at the beginning of the period. Pro forma information is as follows (in thousands, except per share data):

                                                      As reported                            Pro Forma
                                               For the three months ended           For the three months ended
                                                      June 30, 1997                        June 30, 1997
                                           ---------------------------------        --------------------------
     Net sales                                           $20,688                              $12,967
     Net loss                                           ($22,068)                            ($18,181)
     Net loss per share                                   ($1.30)                              ($1.07)


                                                      As reported                            Pro Forma
                                                For the six months ended             For the six months ended
                                                      June 30, 1997                        June 30, 1997
                                           ---------------------------------      ---------------------------

     Net sales                                           $56,465                               $34,186
     Loss before extraordinary item                     ($29,356)                             ($24,596)
     Loss per share extraordinary item per share          ($1.74)                               ($1.45)

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

Net Sales

Net sales decreased 56% and 39% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in the prior year. The decrease in sales is primarily attributable to continued soft market conditions and the rescheduling of the delivery of five systems that were expected to ship in the second quarter of 1997. The sales value of the five systems is approximately $9.3 million. These systems were shipped in July 1997.

Gross Profit (Loss)

Gross profit (loss) was (16%) and 7% of sales for the three and six months ended June 30, 1997, respectively, as compared to gross profit of 26% and 29% for the comparable periods in the prior year. The decreases in gross margin as compared to the prior year periods were primarily due to the shipment of several low margin customized systems. The second quarter of 1997 also included a writedown of $1.8 million of certain inventory associated with a specific customer order. Gross margins may vary significantly from quarter to quarter based upon product mix.


Selling, General and Administrative

Selling, general and administrative expenses were 46% and 33% of net sales for the three and six month periods ended June 30, 1997, respectively, as compared to 19% and 20% for the comparable periods in the prior year. The increase in selling, general and administrative expenses, as a percentage of sales, is the result of the significant decrease in sales volume in comparison to the Company's high proportion of fixed costs included in selling, general and administrative expenses. Second quarter 1997 selling, general and administration expenses also include a $700,000 charge related to a prepaid royalty that management determined has no future value to the Company.

Restructuring Charges

Results for the second quarter include restructuring charges of approximately $3.8 million primarily related to severance costs, and lease termination costs associated with the vacancy of the Company's corporate office. These restructuring charges were incurred as a result of a plan to restructure the corporate organization and to refocus the Company on its core technology.

Research and Development

Research and development expenses were 12% and 9% of net sales for the three and six month periods ended June 30, 1997, respectively, as compared to 5% and 4% of net sales for the prior year comparable periods. The increase, as a percentage of sales, is primarily attributable to the significant decrease in sales volume. Research and development expense increased to approximately $2.4 million and $4.9 million for the three and six month periods ended June 30, 1997 as compared to the $2.2 million and $4.0 million for the respective periods in the prior year primarily as a result of the Company's continued development of its 300MM wet bench systems and Primaxx(TM) product lines.

Other Income (Expense), Net

Other expense, net was approximately $1.2 million and $2.8 million for the three and six month periods ended June 30, 1997, respectively, as compared to other expense of approximately $1.2 million and $1.9 million for the prior year comparable periods. Other expense for the three and six months ended June 30, 1997 and 1996, consists primarily of interest charges associated with the Company's convertible debt and borrowings under the Company's line of credit.

Income Taxes

The income tax provision for the three month and six month periods ended June 30, 1997 included non-cash charges of $2.0 million and 3.0 million, respectively, related to additional charges to increase the Company's valuation allowance against its net deferred tax asset.

Extraordinary Charge

Results for the six months ended June 30, 1997 include an extraordinary loss for debt extinguishment of $1.2 million or $0.07 per share, in connection with the Company's issuance of its 8.0 percent subordinated convertible notes and Convertible Preferred Stock.

Net (Loss) Income

The Company reported a net loss of approximately $22.1 million for the three month period ended June 30, 1997, as compared to a net loss of approximately $197,000 for the prior year comparable period. Net loss for the six months ended June 30, 1997 was approximately $30.5 million as compared to net income of approximately $1.3 million for the six months ended June 30, 1996.

Future Operating Results

The Company's future results will depend on its ability to generate sales growth of its existing products and to successfully introduce new products to its customers in the semiconductor industry. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate, especially when measured on a quarterly basis. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.


Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $2.6 million during the six month period ended June 30, 1997, to approximately $2.8 million . Cash provided by operations totaled approximately $67,000 for the six months ended June 30, 1997, which was largely due to the net loss recognized during the first six months of 1997 offset by collections of accounts receivable, depreciation and amortization and the non-cash extraordinary loss on debt extinguishment. Accounts receivable decreased approximately $20.4 million from $47.6 million at December 31, 1996 to $27.2 million at June 30, 1997. Inventory balances of $33.9 million at June 30, 1997 were consistent with inventory balances at December 31, 1996 of $35.0 million. Investing activities utilized cash of approximately $423,000 to purchase equipment. Financing activities utilized approximately $2.3 million of cash to repay borrowings on the Company's line of credit and to pay down long-term debt and capitalized lease obligations. The Company's working capital decreased approximately $26.0 million to ($388,000) at June 30, 1997, from $25.6 million at December 31, 1996 primarily due to the collections of accounts receivable.

In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility bore interest at prime, as defined, plus 3.0%, and are secured by substantially all of the assets of the Company. The Company is not in compliance with certain requirements of the credit facility. The banking group has separately agreed to extend the due date of the credit facility from its maturity date of August 18, 1997 to September 15, 1997, and, upon certain conditions currently pending to October 31, 1997. Subsequent to June 30, 1997, the Company has applied the new proceeds generated from the sale of certain net assets of its wholly owned subsidiary, Systems Chemistry Incorporated (see Note 9) against its outstanding borrowings. Borrowings under the extended agreement are permitted up to $9.6 million, with the interest rate continued at prime, as defined, plus 4.0%, effective June 1, 1997. Borrowings under the extended credit facility were $26.8 million at June 30, 1997.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common Stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to the previous holders of $18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. Under the agreement pursuant to which the Preferred Stock and the New Notes were issued, the Company is required to undertake certain registration obligations of the New Notes. If such obligations are not fulfilled by January 31, 1998, the New Notes will become due as of such date.

On August 7, 1997, the Company completed the sale of certain assets, net of liabilities assumed, of its wholly owned subsidiary, Systems Chemistry Incorporated for $17.3 million. The Company received $15.5 million in cash after a holdback allowance of $1.5 million to cover potential post closing working capital adjustments. In addition, the Company received proceeds from a $5.0 million subordinated, non-interest bearing note due in August 2000. The Company applied $18.8 million, after transaction costs and bank fees, to reduce the outstanding balance on its line of credit. The Company estimates a gain on the sale of approximately $2.0 million to be recorded in the third quarter of 1997.

Management of SubMicron initially budgeted approximately $3 million for capital expenditures in 1997 to expand its production facilities. The Company has currently suspended the expansion of its production facilities and has sharply curtailed spending on capital equipment.

In response to significant losses from operations in each of the last four quarters the Company developed a worldwide restructuring plan. The plan is to refocus the Company on its core technology. The plan will also restructure the Company's corporate organization and includes the sale of certain non-strategic assets to generate liquidity. As a result of the restructuring, the Company recorded a $3.8 million restructuring charge in the second quarter of 1997. The restructuring charge includes, among other things, substantial employee severance and lease termination costs. The Company expects to incur additional charges related to the continuation of the restructuring plan of approximately $1.5 million and $1.0 million in the third and fourth quarter of 1997, respectively.

In recent years, the Company has been substantially dependent upon borrowings to finance its operations. Management's estimates of the cash requirements to fund operating, investing and financing activities will require replacement of the funds currently available under the credit facility. Without the availability of a sufficient credit facility, the Company is susceptible to severe cash shortages which may impact its ability to operate. To provide for the Company's cash and working capital requirements, management is pursuing additional funding arrangements and believes it can improve the Company's operating performance and cash flows sufficiently as follows:

         - In response to the problems associated with the Company's rapid growth and the semiconductor industry slowdown which negatively impacted the Company's operations, management has instituted programs designed to reduce costs and improve performance. Management is pursuing an improvement in gross margins through the implementation of enhanced quality systems, controlled operations resulting from the reduction in the direct labor workforce and increased management review of all contract bidding. Additionally, the Company has altered its strategy from revenue growth to operating efficiency and management is focusing its resources on the application of the Company's core technology.

         - Management is in active negotiations with a number of lending organizations to replace its existing credit facility .

         - Management is evaluating its alternatives and currently plans to sell certain non-strategic assets to generate liquidity.

         - As needs require or market opportunities arise, management, from time to time, may consider raising additional funds through equity financing or strategic partnering arrangements.

         - Although there can be no assurances, management is confident that its cost reduction and performance improvement programs, controlled growth strategy, current negotiations with lending organizations, and pursuit of other alternatives will result in the successful funding of its working capital and cash requirements for at least the next year; however, if the financial results during such period do not meet management's expectations and sufficient additional financings are not available, management has the ability and intent to reduce certain expenditures and accelerate collection of receivables to minimize additional capital requirements.

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


                                             SUBMICRON SYSTEMS CORPORATION


Dated:  August 19, 1997                     By: /s/ David J. Ferran
                                               ---------------------------------
                                                 David J. Ferran
                                                 President & CEO


Dated:  August 19, 1997                          /s/John W. Kizer
                                                 -------------------------------
                                                 John W. Kizer
                                                 Vice President Finance
                                                 Chief Financial Officer