Form 10-Q
period 1997-09-30
SUBMICRON SYSTEMS CORP
filed 1997-11-14
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------

                                   FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                     September 30, 1997
                              -------------------------------------------------

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Transition period from                              to
                              ------------------------------  -----------------

Commission File Number:   0-19507
                       --------------------------------------------------------


                        SUBMICRON SYSTEMS CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                                                13-3607944
----------------------------------------------------------------------  ----------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

 6330 Hedgewood Dr., #150, Allentown, Pennsylvania                       18106
----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200
                                                  -----------------------

 6620 Grant Way, Allentown, PA  18106
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 17,537,963 shares of Common stock outstanding, $.0001 par value, as of November 12, 1997.

                         SUBMICRON SYSTEMS CORPORATION



                                     INDEX

Part I - Financial Information
        Item 1:      Financial Statements                                          Page
                     Consolidated Balance Sheets at
                        September 30, 1997 and December 31, 1996                    3

                     Consolidated Statements of Operations
                        for the three months ended September 30, 1997
                        and September 30, 1996                                      4

                     Consolidated Statements of Operations
                         for the nine months ended September 30, 1997
                         and September 30, 1996                                     5

                     Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 1997 and
                        September 30, 1996.                                         6

                     Notes to Consolidated Financial Statements                    7-8

        Item 2:      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                      10-11

Part II - Other Information

        Item 4:      Submission of Matters to a Vote of Security Holders

        Item 6:      Exhibits and Reports on Form 8-K

                         SUBMICRON SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)

                                                                      September 30,  December 31,
                                                                           1997          1996
                                                                    ---------------  -------------
         ASSETS                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                       $           864    $    5,426
    Accounts receivable, net                                                 11,460        47,574
    Inventories, net                                                         21,417        34,951
    Prepaids and other                                                        4,155         7,307
    Deferred income taxes                                                         -         2,423
                                                                    ---------------    ----------

                 Total current assets                                        37,896        97,681

Property and equipment, net                                                  16,528        21,082
Goodwill, net                                                                 1,514         1,684
Intangibles and other, net                                                    1,241         5,487
                                                                    ---------------    ----------
                                                                    $        57,179    $  125,934
                                                                    ===============    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                  $         8,588    $   28,100
    Current portion of long-term debt                                         2,697         2,294
    Accounts payable                                                         10,746        21,741
    Accrued expenses and other                                               13,996        16,823
    Deferred revenues                                                         1,167         3,105
                                                                    ---------------    ----------

                 Total current liabilities                                   37,194        72,063
                                                                    ---------------    ----------

Long-term debt                                                               19,080        25,195
                                                                    ---------------    ----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, stated value, 5,000 shares
      authorized, 1,203 shares issued
      and outstanding                                                         9,415             -
    Common stock, $.0001 par value, 100,000,000
      shares authorized, 17,174,663 and 16,801,120
      shares issued and outstanding                                               2             2
    Additional paid-in capital                                               41,648        41,680
    Accumulated deficit                                                     (50,160)      (13,006)
                                                                    --------------     ---------

                 Total stockholders' equity                                     905        28,676
                                                                    ---------------    ----------

                                                                    $        57,179    $  125,934
                                                                    ===============    ==========


                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



(in thousands, except per share data)

                                                                     Three Months Ended September 30,
                                                                        1997                1996
                                                                   ----------------    ---------------
System sales, net                                                  $         16,507    $        24,929
Service and other sales                                                       6,058              8,027
                                                                   ----------------    ---------------
    Total net sales                                                          22,565             32,956
                                                                   ----------------    ---------------

Cost of system sales                                                         14,696             33,976
Cost of service and other sales                                               3,838              7,898
                                                                   ----------------    ---------------
    Total cost of sales                                                      18,534             41,874
                                                                   ----------------    ---------------

    Gross profit (loss)                                                       4,031             (8,918)

Selling, general and administrative                                           7,412             11,596
Research and development                                                      2,110              2,997
Restructuring charges                                                         1,563                  -
                                                                   ----------------    ---------------

    Operating loss                                                           (7,054)           (23,511)
                                                                   ----------------    ---------------

Other income (expense):
  Interest income                                                                33                 73
  Interest expense                                                             (907)            (1,413)
  Other, net                                                                  3,758                (15)
                                                                   ----------------    ---------------

    Total other income (expense), net                                         2,884             (1,355)
                                                                   ----------------    ---------------

Loss before income taxes                                                     (4,170)           (24,866)
Income tax provision (benefit)                                                2,459             (8,728)
                                                                   ----------------    ---------------
    Net loss                                                       $         (6,629)   $       (16,138)
                                                                   ===============     ===============

Net loss per Common share                                          $           (.39)   $          (.96)
                                                                   ===============     ===============

Weighted average number of
  shares of Common stock outstanding                                         17,171             16,801
                                                                   ================    ===============





                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


(in thousands, except per share data)


                                                                      Nine Months Ended September 30,
                                                                        1997                 1996
                                                                   ----------------    ---------------
System sales, net                                                  $         59,209    $       102,173
Service and other sales                                                      19,821             22,703
                                                                   ----------------    ---------------
    Total net sales                                                          79,030            124,876
                                                                   ----------------    ---------------

Cost of system sales                                                         52,681             88,072
Cost of service and other sales                                              18,625             19,368
                                                                   ----------------    ---------------
    Total cost of sales                                                      71,306            107,440
                                                                   ----------------    ---------------

    Gross profit                                                              7,724             17,436

Selling, general and administrative                                          25,999             30,016
Research and development                                                      7,001              7,020
Restructuring charges                                                         5,355                  -
                                                                   ----------------    ---------------

    Operating loss                                                         (30,631)           (19,600)
                                                                   ----------------    ---------------

Other income (expense):
  Interest income                                                               126                327
  Interest expense                                                          (3,749)            (3,674)
  Other, net                                                                  3,728                 47
                                                                   ----------------    ---------------

    Total other income (expense)                                                105            (3,300)
                                                                   ----------------    ---------------

Loss before income taxes                                                   (30,526)           (22,900)
Income tax provision (benefit)                                                5,459            (8,015)
                                                                   ----------------    ---------------
    Loss before extraordinary item                                         (35,985)           (14,885)
Extraordinary charge                                                        (1,169)                  -
                                                                   ----------------    ---------------
    Net loss                                                       $       (37,154)    $      (14,885)
                                                                   ===============     ===============

Net loss per Common share                                          $         (2.16)    $         (.89)
                                                                   ===============     ===============

Weighted average number of
  shares of Common stock outstanding                                         17,162             16,801
                                                                   ================    ===============





                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)
                                                                        Nine Months Ended September 30,
                                                                           1997              1996
                                                                    -----------------  ----------------
Cash flows used in operating activities:
    Net loss                                                        $       (37,154)   $     (14,885)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                         4,562            4,555
         Extraordinary loss on debt extinguishment                             1,169                -
         Gain on sale of SCI assets and PRIMAXX license                      (3,800)                -
         Provision for valuation allowances and
           loss contingencies                                                  1,858            5,440
         Deferred tax provision                                                5,459          (3,418)
         Amortization of deferred compensation                                     -              224
         Amortization of note discount                                           314              866
    Changes in assets and liabilities:
         Decrease in accounts receivable                                      23,111            5,739
         Decrease (increase) in inventories                                    5,337         (22,039)
         Decrease (increase) in prepaid expenses and other                     2,427          (6,953)
         Decrease in other assets                                                280              506
         Decrease in accounts payable                                        (7,478)          (2,369)
         Increase in accrued expenses and other                                  422            8,167
         Increase in deferred revenues                                            49            3,662
                                                                    ----------------   --------------

                 Net cash used in operating activities                       (3,444)         (20,505)
                                                                    ---------------    -------------

Cash flows provided by (used in) investing activities:
         Capital expenditures                                                  (974)          (5,438)
         Net proceeds from sale of SCI assets                                 15,840                -
         Purchase of intangible assets                                             -            (124)
                                                                    ----------------   -------------

         Net cash provided by (used in) investing activities                  14,866          (5,562)
                                                                    ----------------   -------------

Cash flows (used in) provided by financing activities:
         Net (payments) borrowings under line of
           credit agreement                                                 (19,512)           11,850
         Proceeds from long-term debt                                          5,000                -
         Proceeds from exercise of stock options and warrants                      -            1,797
         Collection on notes receivable                                            -               36
         Principal payments under capital lease obligations
           and long-term debt                                                (1,472)          (1,032)
                                                                    ---------------    -------------

         Net cash (used in) provided by financing activities                (15,984)           12,651
                                                                    ---------------    --------------

Net decrease in cash and cash equivalents                                    (4,562)         (13,416)
Cash and cash equivalents at beginning of period                               5,426           16,010
                                                                    ================   ==============

Cash and cash equivalents at end of period                          $            864   $        2,594
                                                                    ================   ==============

                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

1.  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  DISPOSITIONS:

On August 7, 1997, the Company completed the sale of the net assets of its Systems Chemistry (SCI) subsidiary to The BOC Group for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under the credit facility. The Company recorded a gain on the sale of approximately $2.5 million in the third quarter of 1997 subject to a post-closing adjustment which is in the process of being finalized. Results for the third quarter of 1997 reflect the results of operations of SCI through August 7, 1997.

On September 8, 1997, the Company signed a licensing agreement with AG Associates (Israel) for its PRIMAXX dry cleaning technology in a specific field of use. This agreement resulted in a gain of $1.25 million with additional royalties of up to $2.5 million, based upon the number of units sold, over a multiyear period. The Company recorded a gain on the licensing agreement of $1.25 million in its statement of operations for the three months ended September 30, 1997.

4.  RESTRUCTURING CHARGES:

In response to significant losses from operations in each of the five quarters ended September 30, 1997, the Company implemented a worldwide restructuring plan. The plan is to refocus the Company on its core technology and will involve, among other things, restructuring the Company's corporate organization and selling certain non-strategic assets to generate liquidity. Results for the nine months ended September 30, 1997, include restructuring charges of approximately $5.4 million primarily related to severance costs, and lease termination costs associated with vacating of the Company's corporate office. The Company expects to incur additional charges related to the continuation of the restructuring plan of up to $2.0 million through the first quarter of 1998.

5.  INVENTORIES:

Inventories are stated at the lower of cost (first in, first out) or market and consist of the following, (in thousands):

                                                                      September 30,      December 31,
                                                                           1997               1996
                                                                    -----------------    -------------
                          Raw materials                             $          15,516    $     23,007
                          Work-in-process                                       9,608          14,669
                                                                    -----------------    ------------
                                                                               25,124          37,676
                          Excess and obsolescence reserve                     (3,707)         (2,725)
                                                                    -----------------    ------------
                                                                    $          21,417    $     34,951
                                                                    =================    ============


6.  CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 64% and 34% of total sales for the three and nine months ended September 30, 1997, respectively, and sales to two different customers accounted for 22% of total sales for nine months ended September 30, 1996. Accounts receivable for the three largest customers represents 63% of consolidated receivables as of September 30, 1997.

7.  CREDIT FACILITY:

In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The Company is not in compliance with certain requirements of the credit facility. The banking group has separately agreed to extend the due date of the credit facility from its maturity date of August 18, 1997 to November 14, 1997, and, upon completion of certain conditions currently pending, to December 8, 1997. Although there can be no assurances, the Company believes it has satisfied such conditions for extension. On August 7, 1997, the Company applied the net proceeds generated from the sale of certain net assets of its wholly owned subsidiary, SCI (see Note 3), against its outstanding borrowings. Borrowings under the extended agreement are permitted up to $9.3 million, with the interest rate continued at prime, as defined, plus 4.0%, effective June 1, 1997. Borrowings under the extended credit facility were $8.6 million at September 30, 1997. The agreement also restricts the Company's ability to pay dividends.

8.  LONG TERM DEBT:

In December 1995, the Company issued $19.0 million principal amount of 9% convertible subordinated notes with warrants to purchase 1,140,000 shares of Common stock. The notes were recorded at $16.5 million, net of the estimated fair value ascribed to the warrants of $2.5 million.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to previous holders of $18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. The Company has outstanding $650,000 of its 9% convertible subordinated notes which mature on December 15, 1997. On November 12, 1997 the Company filed a Form S-4 to Exchange the New Notes for publicly registered notes with the same provisions.

The proceeds from the sale of the net assets of SCI also included a non-interest bearing loan of $5.0 million due in August 2000 (see Note 3). The loan was recorded at $3.7 million, net of the discount associated with the imputed interest. The discount is being accreted over the five year term of the loan.

9.  INCOME TAXES:

The income tax provision for the three and nine month periods ended September 30, 1997 included non-cash charges of $2.5 million and $5.5 million, respectively, related to increases to the Company's valuation allowance against its net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax asset will be realized.

10. EARNINGS PER SHARE:

Earnings per share is based on the weighted average number of shares of Common stock outstanding during the period.

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material effect on earnings per share Diluted earnings per share will reflect the potential dilution that could occur if common stock equivalents or convertible securities were converted into common stock.

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

Net Sales

Net sales decreased in the third quarter of 1997 by $10.4 million, or 32% of total net sales, compared to the third quarter of 1996. Sales for the nine months ended September 30, 1997 were $79.0 million, a decrease of 37% as compared to net sales $124.9 million for the nine months ended September 30, 1996. Net sales for the three months ended September 30, 1997, included one month of SCI sales versus three months of SCI sales in the comparable 1996 quarter. SCI recognized $9.2 million of sales in August and September of 1996. Additionally, sales for the third quarter of 1997 were negatively impacted by the continuing soft market conditions.

Cost of Sales

Cost of sales for the third quarter of 1997 was $18.5 million, or 82% of sales, versus $41.9 million, or 127% of sales, for the third quarter of 1996. Cost of sales for the nine months ended September 30, 1997 was $71.3 million, or 9.8% of sales, versus $107.4 million, or 14.0% of sales, for the nine months ended September 30, 1996. Third quarter 1997 cost of sales includes an increase in the allowance for excess and obsolete inventory of $1.4 million. The third quarter 1996 cost of sales was significantly affected by an inventory write-off and increases to several reserve accounts in the amount of $11 million. Excluding these charges, cost of sales for the third quarter of 1997 was $17.1 million, or 76% of sales, versus $30.9 million, or 94% of sales in the comparable 1996 quarter. This decrease in the cost of sales was primarily the result of lower sales volume, two months less SCI activity and cost reduction programs.

Selling, General and Administrative

Selling, general and administrative expenses were $7.4 million, or 33% of sales, for the third quarter of 1997, compared to $11.6 million, or 35% of sales, for the third quarter of 1996. Selling, general and administrative expenses were $26.0 million, or 33% of sales, for the nine months ended September 30, 1997 versus $30.0 million, or 24% of sales, for the nine months ended September 30, 1996. This reduction in expenses was primarily due to two months less SCI activity, cost reduction programs and decreased commissions due to lower revenues.

Restructuring Charges

Results for the third quarter of 1997 include restructuring charges of $1.6 million which primarily consist of consulting fees and other costs associates with the Company's restructuring plan. The Company plans to incur additional charges of this nature of up to $2.0 million through the first quarter of 1998.

Research and Development

Research and development expenses declined to $2.1 million, or 9.3% of sales, for the third quarter of 1997 from $3.0 million, or 9.1% of sales, for the comparable prior year period. Research and development expenses were $7.0 million for the nine months ended September 30, 1996 and 1997. Research and development spending has decreased temporarily as the Company reorganizes its engineering department. However, research and development expenses are anticipated to increase rapidly as the Company's product development function is expanded and upgraded, and the Company aggressively pursues new tool designs.

Other Income (Expense), Net

Other income, net was approximately $2.9 million for the three months ended September 30, 1997 as compared to other expense, net of approximately $1.4 million for the comparable prior year period. For the 1997 period, other income includes a $2.5 million gain on the sale of the net assets of SCI and a $1.3 million gain associated with a licensing agreement of the Company's PRIMAXX cleaning technology in a specific field of use. These gains were partially offset by interest expense of approximately $900,000. Other expense for the three months ended September 30, 1996 consists primarily of interest charges associated with the Company's convertible debt and borrowings under the Company's line of credit.

Income Taxes

The income tax provision for the three month and nine month periods ended September 30, 1997 included non-cash charges of approximately $2.5 million and $5.5 million, respectively, related increases the to Company's valuation allowance against its net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax asset will be realized.

Extraordinary Charge

Results for the nine months ended September 30, 1997 include an extraordinary loss for debt extinguishment of $1.2 million, or $.07 per share, in connection with the Company's issuance of its 8% percent subordinated convertible notes and Preferred Stock (defined below).

Net Losses

The Company reported a net loss of approximately $6.6 million for the three month period ended September 30, 1997, as compared to a net loss of approximately $16.1 for the prior year comparable period. Net loss for the nine months ended September 30, 1997 was approximately $37.2 million as compared to a net loss of approximately $14.9 million for the nine months ended September 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $4.6 million during the nine month period ended September 30, 1997, to approximately $864,000____.
Cash used in operations totaled approximately $3.4 million for the nine months ended September 30, 1997, primarily due to the net loss recognized during the first nine months of 1997 offset by collections of accounts receivable, depreciation and amortization and the non-cash extraordinary loss on debt extinguishment. Accounts receivable decreased approximately $36.1 million from $47.6 million at December 31, 1996 to $11.5 million at September 30, 1997. Inventory balances of $21.4 million at September 30, 1997 decreased approximately $13.5 million as compared with inventory balances at December 31, 1996 of $35.0 million. Accounts payable decreased approximately $11.0 million to $10.7 million at September 30, 1997 from $21.7 million at December 31, 1996. The decreases in accounts receivable, inventory and accounts payable are due in part to the sale of the net assets of SCI. SCI account balances related to accounts receivable, inventory and accounts payable as of the August 7, 1997 sale date were at $13.0 million, $7.2 million and $3.5 million, respectively. Investing activities provided cash of approximately $14.9 million, primarily as a result of the sale of SCI. Financing activities utilized approximately $16.0 million of cash to repay borrowings on the Company's line of credit with the proceeds of the SCI sale and to pay down long-term debt and capitalized lease obligations. The Company's working capital decreased approximately $24.9 million to $702,000 at September 30, 1997, from $25.6 million at December 31, 1996, primarily due to significant operating losses for the nine months ended September 30, 1997.

In February 1996, the Company entered into a $30.0 million credit facility with a banking group. The Company used the proceeds from the credit facility to refinance its previous lines of credit and to provide working capital. Borrowings under the credit facility are secured by substantially all of the assets of the Company. The Company is not in compliance with certain requirements of the credit facility. The banking group has separately agreed to extend the due date of the credit facility from its maturity date of August 18, 1997 to November 14, 1997, and, upon completion of certain conditions currently pending, to December 8, 1997. Although there can be no assurances, the Compnay believes it has satisfied such conditions for extension. On August 7, 1997, the Company applied the net proceeds generated from the sale of certain net assets of its wholly owned subsidiary, Systems Chemistry Incorporated (see Note 3 to consolidated financial statements) against its outstanding borrowings. Borrowings under the extended agreement are permitted up to $9.3 million, with the interest rate continued at prime, as defined, plus 4.0%, effective June 1, 1997. Borrowings under the extended credit facility were $8.6 million at September 30, 1997.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common Stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to the previous holders of $18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. The Company has outstanding $650,000 of its 9% convertible subordinated notes that mature on December 15, 1997.

On August 7, 1997, the Company completed the sale of the net assets of its Systems Chemistry (SCI) subsidiary to The BOC Group for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years from the closing. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under the credit facility. The Company recorded a gain on the SCI sale of approximately $2.5 million in the third quarter of 1997 subject to a post-closing adjustment which is in the process of being finalized.

In response to significant losses from operations in each of the five quarters ended September 30, 1997, the Company implemented a worldwide restructuring plan. The plan is to refocus the Company on its core technology and will involve, among other things, restructuring the Company's corporate organization and selling certain non-strategic assets to generate liquidity. Results for the nine months ended September 30, 1997, include restructuring charges of approximately $5.4 million primarily related to severance costs, and lease termination costs associated with vacating the Company's corporate office. The Company expects to incur additional charges related to the continuation of the restructuring plan of up to $2.0 million through the first quarter of 1998. Additionally, management has temporarily curtailed spending on capital equipment.

In recent years, the Company has been substantially dependent upon borrowings to finance its operations. Management's plans to fund operating, investing and
financing activities by replacing its present credit facility.   Without the
availability of a sufficient credit facility, the Company is susceptible to severe cash shortages which may impact its ability to operate. To provide for the Company's cash and working capital requirements, management is pursuing additional funding arrangements and believes it can improve the Company's operating performance and cash flows sufficiently as follows:

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

         - Management is in active negotiations with a number of financing sources to replace its existing credit facility .

         - Management has sold and is currently evaluating alternatives to sell additional non-strategic assets to generate liquidity.

         - Management is in the process of raising additional funds through equity financing and strategic partnering arrangements.

         - Although there can be no assurances, management is confident that its cost reduction and performance improvement programs, controlled growth strategy, current negotiations with financing sources, and pursuit of other alternatives will result in the successful funding of its working capital and cash requirements for at least the next year; however, if the financial results during such period do not meet management's expectations and sufficient additional financings are not available, management has the ability and intent to reduce certain expenditures and to minimize additional capital requirements.

The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introduction, the volume, mix and timing of orders received and numerous other factors. Due to the continued weakness in the semiconductor industry and the Company's current financial condition it has experienced a period of soft bookings which has created an uncertainty in the expected revenues for 1998.

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

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The Company held a special meeting of stockholders on July 24, 1997. The purpose of the meeting was:

         (i) To elect one director to hold office until the Annual Meeting of Stockholders in 2000.

         (ii) To approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder.

         (iii) To approve amendments to the Company's 1991 Amended and Restated Stock Option Plan, including an increase in the number of shares issuable thereunder.

         (iv) To approve a proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Preferred Stock.

         (v) To approve the convertibility feature of the Company's 8% Convertible Subordinated Notes.

         (vi) To ratify the appointment of Ernst & Young LLP as the Company's independent accountants for 1997.

The vote with respect to electing one director to hold office until the Annual Meeting of Stockholders in 2000 was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                             15,028,547          5,500              -

The vote with respect to approving an amendment to the Company's Employee Stock Purchase Plan was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                              6,572,986         522,777          50,685

The vote with respect to approving amendments to the Company's 1991 Amended and Restated Stock Option Plan was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                              6,369,944         708,169          68,335

The vote with respect to approving a proposal to amend the Certificate of Incorporation was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                              5,994,249        1,058,243         93,956

The vote with respect to approving convertibility features of the Company's 8% Convertible Subordinated Notes was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                              6,614,834         432,867          98,747

The vote with respect to appointing Ernst & Young LLP as the Company's independent accountants for 1997 was as follows:

                                FOR             AGAINST          ABSTAIN
                                ---             -------          -------
                             15,208,329         82,516           33,848

ITEM 6.  Exhibits and Reports on Form 8-K


         a)  Exhibits

            Exhibit 27 - Financial Data Schedule

         b)  Report on form 8-K

            The Company filed a Current Report on form 8-K dated August 7, 1997. The Current Report provides information regarding the sale of certain assets, net of liabilities assumed, of its wholly owned subsidiary Systems Chemistry Incorporated on August 7, 1997 and contains disclosures under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). As part of Item 7, the Current Report provides unaudited financial statements of the Company as if the transaction has occurred at the beginning of the periods presented.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                        SUBMICRON SYSTEMS CORPORATION


Dated:   November 14, 1997             By: /s/ David J. Ferran
                                          --------------------
                                           David J. Ferran
                                           President & CEO


Dated:   November 14, 1997                 /s/John W. Kizer
                                           ----------------
                                           John W. Kizer
                                           Vice President Finance
                                           Chief Financial Officer