Form 10-K
period 1997-12-31
SUBMICRON SYSTEMS CORP
filed 1998-04-15
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K


(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1997.

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from       to       .
                                          -----     -----
           Commission file number 0-19507


                         SubMicron Systems Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                        13-3607944
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      6330 Hedgewood Dr., #150, Allentown, PA  18106               18106
      ----------------------------------------------         -------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (610) 391-9200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

Based on the closing sale price of March 25, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $31,006,417.

The number of shares outstanding of the Registrant's Common Stock was 18,747,117 at March 25, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1998 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's fiscal year.

                                     PART I

ITEM 1.  BUSINESS

General

     SubMicron Systems Corporation (the "Company" or "SMS") designs, manufactures and markets a broad line of advanced wet surface preparation and cleaning equipment used in the manufacture of microelectronic devices such as semiconductors, integrated circuits (IC's), and also for the production of raw silicon wafers on which such devices are manufactured. The automated products utilize a robotic handling system and complex software to carry out numerous, precisely controlled cleaning, etching, and stripping operations required throughout the microelectronic and raw silicon fabrication process. The product line also includes manual and semi-automated systems. The utilization of these products has extended beyond the semiconductor sector to include such applications as circuit boards, parts cleaning, plating systems, and substrate cleaning of electronic memory devices such as computer disk drives. In recent years, some of these systems have been used for more sophisticated applications in the research and development environment, pilot line applications, and lower volume IC manufacturing.

     In addition to the Company's core "wet" technology, the Company's PRIMAXX(TM) division was created to design, manufacture and market tools for dry single-wafer processing. Using gas-phase chemistries to remove organics, oxides and metals from wafer substrates, PRIMAXX provides the foundation for the thin films necessary for high-yield production of advanced IC's. During 1997, the Company signed an agreement with AG Associates (Israel) to license the Company's PRIMAXX technology in a specific field of use. The PRIMAXX2F(TM), which is based on the PRIMAXX platform, has been designed to deposit ferroelectric material on wafer surfaces. Management currently plans to sell the PRIMAXX2F platform technology during 1998.

     During 1997, to refocus the Company to its core business, wet wafer surface preparation, SMS sold substantially all of the net assets of two of its subsidiaries, Systems Chemistry Incorporation (SCI), a manufacturer of chemical distribution systems and Imtec Acculine, Inc. (Imtec), a manufacturer of temperature regulated baths and megasonic systems.

Industry Background

     The need for new processes and systems capable of manufacturing silicon wafers and high performance electronic devices with increasingly complex circuits has increased the demand for new semiconductor production equipment. Since 1980, the semiconductor industry has met the growing demand for more advanced Dynamic Random Access Memory (DRAM) by providing integrated circuits with smaller circuit designs and increased memory capacity. With the successive development of the 64KB, 256KB, 1MB, 4MB and 16MB DRAMs, feature sizes of the circuits have declined from a size greater than 2.0 microns to
0.35 micron for a 16MB DRAM. At the same time, the size of the wafers has increased from six inches (150mm) in diameter to eight inches (200mm) in diameter. The first wafer fabrication facility built specifically to process 12-inch wafers (300mm) is expected to begin production in 1999.

Wafer and Semiconductor Device Fabrication

     The basic component in the manufacture of semiconductor devices is a thin, circular crystalline wafer, typically 150mm to 200mm in diameter, composed of silicon. Production occurs in a controlled environment known as a "clean room" which is a manufacturing facility separated from the outside environment and employing specialized filters to reduce the number of particulates in the air within the facility. During the fabrication process, several layers of conductive or dielectric materials are sequentially grown or deposited on the wafer surface through a series of thermal or chemical procedures. Each layer undergoes a series of processes to etch and strip away a portion of the layer, leaving the desired integrated circuit pattern. The wafers are ultimately separated into individual integrated circuits or discrete components and are then packaged, assembled and tested.

     The number of process steps involved in the manufacture of DRAMs has increased from approximately 60 for the 64KB (64 thousand bits) circuit to over 250 for the 16MB (16 million bits) circuit. A critical part of the fabrication process is the cleaning of the wafers to remove particles, oxides and metal contamination which, if not removed, can render a circuit inoperable, particularly if the size of the contaminant particle is larger than the geometry of the integrated circuitry. As the circuits on DRAMs have become smaller, the tolerance levels for contaminants on the wafer surface have declined in order to maintain commercially acceptable yields.

     Following are brief descriptions of the major operations in the manufacture of ICs.

     Cleaning. The wafer surface must be cleaned and prepared in order to begin the IC fabrication. As the integrated circuits' geometry becomes smaller and more complex, the reduction of organic, metal and particle contamination of the wafer becomes a critical factor in wafer processing. Specific contaminants are organic, oxide films and metals. These contaminants can destroy individual circuits and must be removed prior to the growth or deposit of subsequent layers on the wafer. Contamination removal is also required prior to high-temperature operations so that the contamination is not diffused into the wafer during such operations. The wafer must also be cleaned at various other stages in the fabrication process to remove contaminants and particulates.

     Cleaning is generally performed by exposing the wafer to a sequence of liquid chemical baths or gas vapors. As many as 60 of the 250 process steps involved in manufacturing an advanced IC take place in a wet station. In addition to contamination from particles left over from the various steps in the fabrication process, such as etching or stripping, contaminants may also be introduced from the equipment and chemicals utilized in the manufacturing process.

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

     Etching. After a circuit pattern has been imprinted, the image on the film is developed, which creates precisely defined areas of protected and unprotected photoresist. The next step in the fabrication process is etching, which involves removal of the unprotected areas of the patterned film, leaving behind the desired circuit pattern. The etching can be accomplished with either a wet chemistry process, using liquid chemicals, or a dry chemistry (typically plasma) process, using chemical gases. The circuit is then electrically charged through the diffusion or implantation of ions.

     Stripping.   After the surface has been electrically charged, the
remaining areas of photoresist are stripped off the wafer with either a wet chemistry or a dry chemistry process.

     The above operations are repeated numerous times during the fabrication process with the number of repetitions depending upon the type and complexity of the semiconductor device. A finished integrated circuit consists of a number of film layers which together form thousands of extremely small electronic components that combine to perform the desired electrical functions. Each step in the fabrication process requires precision and must be rigorously controlled to attain commercially acceptable yields and cost performance.

SMS Products

     The following are brief descriptions of the Company's wet surface preparation and cleaning products:

     Automated Wet Stations. An automatic wet station consists of an interconnected series of chemical processing modules, each programmed to apply specific chemicals, gases or vapors to the wafer surface in order to remove particles and other contaminants, to etch deposited layers or to strip photoresist from the wafer. Wafers are processed in the wet station primarily by immersing the wafers in a chemical bath or by placing the wafers into a vapor chamber. Other modules in a system are used to rinse and dry the wafers. A robotic arm transports the wafers from module to module. The robot and specific chemical or vapor used with each module, including the chemical or vapor concentration and temperature, are controlled by a computer and customized software included with each system.

     SMS's systems are designed to minimize the level of contaminants introduced into the fabrication process by reducing both the contamination level of its components and the chemicals used in its systems as well as the degree of operator interaction necessary for operation. Each system is based on a standardized modular design which is intended to permit reconfiguration of the system to meet particular customer needs and specifications. The modular design also provides certain flexibility in reconfiguring or expanding the system as integrated circuits become more complex and processing requirements change.

     GAMA-1(TM). This unit is an advanced product involving fully automated acid/solvent wet stations used in cleaning, etching and stripping of both bare silicon and patterned wafers. It targets the high-end integrated circuit and raw silicon final clean market segments and offers a high level of process flexibility. The GAMA-1 product line will be replaced in 1998 by GAMA98. The GAMA98 product line has many of the same features as GAMA-1 plus several design changes for improved manufacturability and reliability.

     Rear-Mount. The rear-mount product is a more mature product that provides automated cleaning, etching and stripping capabilities providing a less expensive alternative to the GAMA product line.

     Semi-Automatic and Manual. The semi-automatic and manual wet systems also are used for the cleaning, etching and stripping of semiconductor wafers and other electronic substrates. These systems focus on a low volume segment of the market that values lower price, smaller footprint and simplicity of operation.

     Parts Cleaning and Filter Wetting. These products focus on two small niche applications. They are the cleaning of etch and chemical vapor deposition parts from other semiconductor equipment systems and the automated preparation of hydrophilic filters used in all wet stations.

     SMS's wet surface preparation systems incorporate the following components and features, many of which are sold separately as additions to, or replacements for, existing systems. The current silicon wafer and semiconductor markets continue to search for unique product solutions as provided by the Company's patented technologies, such as DIO3(TM) and the In-Situ Chemical Efficiency System (ICE-1(TM)), which are described below.

DIO3. This technology eliminates the use of liquid sulfuric acid from the photoresist and organic wet surface cleaning steps, replacing the sulfuric acid with more "environmentally friendly" dionized water and ozone. The Company believes DIO3 technology outperforms technology currently available in the industry. This technology also enables systems to occupy less space, results in less water consumption and reduces hazardous waste disposal costs.

The In-Situ Chemical Efficiency System (ICE-1.) This patented process is used in the regulation of chemical concentration within a bath. The proper chemical mixture within the bath is critical in order for proper processing to occur. The mixture is adjusted by the addition of a specific amount of solution to bring the bath back into compliance within the required tolerances. The use of this technology reduces overall chemical consumption by enhancing the life of the bath thereby reducing the need for full bath chemical replacement.

Megasonic Cleaning System (Phaser). SMS's high frequency/high power energy cleaning system (the "TurboPhaser") uses high frequency energy waves to remove particle contamination from a batch of wafers immersed in a chemical bath. This process, also known as megasonic cleaning, is designed to assist in the removal of contaminants from the wafer surface which generally cannot be removed by standard spray wafer processing. The TurboPhaser is operated by an electronic controller and possesses transducer assemblies capable of operating (from a single power supply) at a frequency range of .75 Mhz to 1.2 Mhz and emitting over 1600 watts per transducer utilized in a wet station. There are patent applications pending for portions of the megasonic cleaning system.

Turbo DI Water Rinse. SMS's Turbo DI (Deionized) Water Rinse is a processing tank utilized for combination quick-dump/spray/high-flow cascade rinsing and gas injection. The Company has received a patent for this processing tank's design. The design allows for uniform chemical application to wafer surfaces, and the tank may be programmed for continuous variable temperature liquid injection.

Research and Development

     The market for semiconductor manufacturing equipment is characterized by rapid technological change and product innovation. SMS believes that continued and timely technological advances in products and enhancements to existing products are necessary to enhance its competitive position within the industry as well as its financial performance. Accordingly, SMS is committed to active research and development programs and regularly consults with customers, industry groups and academic institutions to determine the changing needs of the industry.

     The Company's research and development programs are primarily focused on devising methods for producing cleaner wafer surfaces required for smaller geometry integrated circuits, increasing process control and flexibility through monitoring and software management systems, and further developing robotic automation in the clean room for single wafer processing. SMS believes that evolving technological challenges in the manufacturing process of advanced semiconductor devices present significant opportunities and challenges.

     Although the Company has traditionally had a strong reputation for technology leadership in the past, the Company's product development efforts have not succeeded in fully delivering on the promise of this reputation. Reliability has been less than desirable, warranty expense high, and gross margins low.

     In order to strengthen the Company's product development activities, SMS has implemented a program called Product And Cycle-time Excellence (PACE), which is aimed at achieving:


     - Reduced cycle-time from concept initiation through stability of new products in the field
     - Improved quality and reliability for new and existing products
     - Improved manufacturability and serviceability of products
     - Improved mix of features and functions, thereby better meeting customer needs


     PACE is a clearly defined process framework based on the industry's best practices. SMS intends to use PACE in all substantial future development projects. The PACE implementation consists of the following:

     - Cross-function decision making and portfolio ownership by a senior management team (known as the Product Approval Committee).
     - Development projects driven by cross-functional teams to ensure rapid execution as well as ownership and accountability for product success.
     - Phase Reviews to ensure that decisions on new product development are made in a fact-based and consistent manner, and that the resources of the Company are aligned with the best opportunities.
     - A structured development process to maximize best practices and commonality across development projects, and to ensure the correct level of project management discipline.

     SMS maintains a 2,600 square-foot Class 1 Applications Laboratory in a portion of its Allentown facility. The Applications Lab provides the Company's customers with the ability to process their wafers on the Company's equipment. The equipment in the Applications Lab includes two GAMA-1 systems and a PRIMAXX module. The Applications Lab also contains equipment for analysis of process performance data on the quality of the Company's equipment. This capability includes defect analysis for particles and ionics as well as oxide uniformity analysis. The Applications Lab also provides a test facility for the Company's future products.

Marketing, Sales and Service

     SMS markets and sells its products through a combination of a direct sales force and manufacturer's representatives for markets in both new fabrication lines and as replacement systems or components for existing fabrication lines. Potential customers for SMS's products include advanced semiconductor manufacturers in primarily four principal markets: Japan, the United States, Europe and Asia. In 1997, 57%,32% and 11% of the Company's net sales were to major semiconductor chip manufacturers in the United States, Asia and Europe, respectively. The Company is increasing its marketing effort in Europe and Asia and currently has a sales office in France and a subsidiary in Singapore.

     The Company has experienced and expects to continue experiencing variations in its customer mix. The timing of an order for SMS's products is primarily dependent upon a customer's expansion program, replacement needs or requirements to improve semiconductor device fabrication productivity and yields. Consequently, a customer that places significant orders in one year may not necessarily place significant orders in subsequent years.

     Due to the substantial operational and financial commitments customers make when they purchase a system, the Company believes that its ability to provide prompt and effective field support is critical to its marketing efforts. SMS employs an extensive technical staff to assist and train its customers in performing preventative maintenance and to service the Company's equipment. For the majority of its orders, the Company provides full-time technical support, parts, and maintenance for the first year. After the first year, SMS offers maintenance contracts whereby one or more employees of the Company will work full-time at the customer's facility and provide service, maintenance and training for customer's personnel on a fee basis.

Manufacturing and Assembly

     SMS conducts a performance and cost analysis of each component of its products and manufactures only those component parts for which it believes there is a functional, quality or major cost advantage. Other components are purchased from third-party vendors. Many of these purchased items are standard products, although certain parts are made to SMS's specifications. Accordingly, the Company's manufacturing activities consist primarily of assembling and testing components and subassemblies, and integrating them into a finished system. SMS believes that this method allows it to achieve relatively flexible manufacturing capacity, while lowering overhead expenses.

     SMS assembles its fully automated wet systems in a Class 10 clean room environment which is similar to the clean rooms used by many semiconductor manufacturers for wafer fabrication. This procedure is intended to reduce the amount of particulate and other contaminants in its system, thereby improving yield for its customers. Following assembly, the completed system is packaged in a clean room environment to maintain clean room standards prior to shipment.

     The Company attempts to maintain minimal inventory and to order component part supplies only as needed to manufacture a system for which a purchase order has been received. This approach subjects the Company to the risk that a component part or supply will be unavailable. SMS has attempted to reduce this risk by maintaining multiple approved vendors of component parts and supplies necessary for the manufacture of its systems and attempting to forecast requirements. To date, the Company has not experienced any material delay in the manufacture of its products caused by the inability to obtain component parts or supplies, although there can be no assurance that SMS will not experience any such delays in the future.

Competition

     The semiconductor equipment manufacturing industry is highly competitive. The principal competitive factors in the industry are the quality, performance, reliability, price and operating cost of the processing equipment. There can be no assurance that levels of competition in SMS's particular product markets will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological or other advantages by competitors or changes in semiconductor processing technology. Many of the Company's competitors have greater financial and other resources than SMS.

     The primary competition to SMS's automated wet station equipment is from the following companies: DaiNippon Screen Manufacturing Co., Ltd. and Tokyo Electron, Ltd., both based in Japan, Steag Microtech, a Germany based company, and SCP Global Technologies and CFM Technologies, Inc., U.S. companies. In addition, SMS faces competition from a number of domestic companies which supply manual wet stations at prices significantly lower than the prices of the Company's automated systems.

Protection of Technology

     The Company holds eleven United States patents, has three allowed United States patent applications and has several patent applications pending in the United States covering various features of its products and products under development. SMS currently has six foreign patents and seven patent applications pending outside of the United States. SMS believes that the protection of its proprietary technologies and products is important and it protects its proprietary information through non-disclosure agreements with its customers, suppliers and key employees.

ITEM 2.  PROPERTIES

     SMS's principal manufacturing and design facilities occupy approximately 90,000 square feet of two separate buildings in Allentown, Pennsylvania and 26,340 square feet in one building in Santa Clara, California. The current monthly rentals, including expenses, are $58,125 and $18,916, respectively. The lease for the Allentown facilities expire in 2000. The lease for the California facility expires in November 2003.

     The Company's Singapore subsidiary occupies 700 square feet of office space in Singapore. SMS also leases three sales offices, one in Texas, one in California and one in France. The Company's facilities are expected to be adequate to support its operations.

     In November 1996, the Company entered into a lease for a 35,000 square foot facility near its main Allentown operations. The seven year lease provides for monthly rental expense ranging from $21,565 to $23,453 with rental adjustments on the second and fourth anniversary of the lease agreement. As part of the Company's restructuring during 1997, the Company vacated this facility and is currently attempting to sub-let the property.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to lawsuits arising, from time to time, in the ordinary course of its business. In the opinion of management, the ultimate resolutions of such matters will not have a material impact on the Company's financial position, liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM A.  EXECUTIVE OFFICERS OF THE REGISTRANT



Name                  Age  Positions with the Company
--------------------  ---  ----------------------------------------------------

David J. Ferran       41   Interim Chairman of the Board, President and
                           Chief Executive Officer
John W. Kizer         56   Vice President Finance and Chief Financial Officer
David W. Dedman       44   Executive Vice President Global Business Development
Michael G. Gawarecki  49   Vice President Operations
James S. Molinaro     35   Vice President Technical Planning and Data Analysis
Richard E. Novak      52   Sr. Vice President Technology
Jack  M. Gottschalk   52   Vice President Human Resources



Mr. Ferran became President, Chief Executive Officer and a director of the Company in May 1997. Prior thereto, Mr. Ferran served as President and Chief Executive Officer of Tylan General Corporation and its predecessor from 1984 as well as being Chairman of the Board of Directors from February 1994 until February 1997, when Tylan General was acquired by Millipore Corp. Mr. Ferran has a B.S. in Business Administration from the University of New Hampshire.

Mr. Kizer has been Vice President Finance and Chief Financial Officer of the Company since July 1997, and served as a consultant to the Company from May 1997 until assuming such position. From June 1996 to May 1997 he was a Vice President and Corporate Controller of Tylan General Corporation. Prior to joining Tylan General, Mr. Kizer served as Vice President, Finance and Chief Financial Officer for Robershaw Controls Company and also held financial management positions at Trustcorp Bank Ohio and Champion Spark Plug Company. He has over 25 years experience in senior financial management positions. Mr. Kizer holds a B.B.A. degree from the University of Toledo and is a Certified Public Accountant.

Mr. Dedman assumed his position with the Company in May 1997. He has 15 years experience in the international semiconductor equipment market and will be responsible for the formation of strategic partnerships and equipment sales and support. Previously, he worked with Tylan General as Senior Vice President of Sales and Support and was also a member of the company's executive committee. Prior work experience includes Emerson Electric and EI Dupont. Mr. Dedman has been instrumental in securing mutually profitable strategic partnerships with major worldwide semiconductor device manufacturers.

Mr. Gawarecki assumed his position with the Company in September 1997. He has over 21 years experience in Senior Operational Management positions. Recently he was Vice President, Operations (California) for Tylan General, a semiconductor equipment manufacturer, and was a Director of Operations after its acquisition by Millipore. Additional experience includes Senior Operational positions at Nellcor, Inc., Telectronics Corp., and IVAC, Inc. Mr. Gawarecki has a BA in business administration from National University in San Diego and an AS in electronics technology.

Mr. Molinaro has over 14 years of experience in senior engineering positions. He has a B.S. degree in Mechanical Engineering/Robotics from Pennsylvania State University. He has also completed the "Executive Development Program" at the Wharton School of Business at the University of Pennsylvania. Mr. Molinaro served on the SMS Board of Directors from 1989 to 1997 and held various positions in the Company, including President and COO. Of the 9 people who make up the executive committee, Mr. Molinaro, is an original founder of the Company and currently holds the position of Vice President, Technical Planning and Data Analysis.

Dr. Novak has been with the Company since 1991 and has helped expand SMS's product line. Dr. Novak earned his Ph.D. in ceramic engineering from the University of Illinois. Previous work experience includes Honeywell, RCA, FSI International and he was instrumental in basic research concerning the use of Gallium-Arsenide in the manufacturing of integrated circuits.

Dr. Gottschalk joined SMS in January 1998 as Vice President, Human Resources. He has over twenty years experience in Human Resources and has worked for four Fortune 500 corporations including The Firestone Tire and Rubber Company, BF Goodrich, The Carlisle Corporation, and, most recently, the Hershey Foods Corporation as Director, Human Resources for Hershey Chocolate North America. Jack holds a Ph.D. from Kent State University in Organization Behavior and Quantitative Analysis.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SUBM." The following table sets forth for the periods indicated the closing price range of the Common stock as furnished by Nasdaq.



                                            Common Stock
                   Quarter Ended           High        Low
                   ------------------  ------------  --------
                   March 31, 1996      $11-1/4       $8
                   June 30, 1996        11-11/16      7-7/8
                   September 30, 1996   8-7/8         4-5/8
                   December 31, 1996    5-9/16        3-41/64
                   March 31, 1997       5-1/4         3-1/16
                   June 30, 1997        3-1/2         2-5/16
                   September 30, 1997   4-5/8         2-11/16
                   December 31, 1997    4-1/16        2-1/16


     At March 25, 1998, there were 1,016 record holders of the Company's Common stock. The Company has not paid any dividends on its Common stock. The Company does not anticipate paying dividends on its Common stock in the foreseeable future, and its banking and long term debt agreements restrict the Company's ability to pay dividends.


     The Company has fallen below the minimum financial requirements for continued listing on the Nasdaq National Market and is in communication with Nasdaq regarding this matter.

ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)


                                                   Year Ended December 31,
                                   --------------------------------------------------------
                                    1997 1       1996       1995 3     1994 3       1993 3
                                   -------     --------    --------    -------     --------
STATEMENT OF OPERATIONS DATA:
Net sales........................  $ 97,895    $171,484    $123,068    $86,119     $57,607
Cost of sales....................    90,551     142,748      84,352     57,882      37,839
                                   --------    --------    --------    -------     -------
Gross profit.....................     7,344      28,736      38,716     28,237      19,768

Selling, general and
  administrative.................    32,230      41,337      29,109     21,465      12,860
Research and development.........     9,225       9,373       5,678      3,357       2,059
Restructuring/special charges....     5,639          --          --         --         787
                                   --------    --------    --------    -------      ------
Operating (loss) income..........   (39,750)    (21,974)      3,929      3,415       4,062
Other (expense) income, net......    (1,154)     (4,701)      1,258         72        (259)
                                   --------    --------    --------    -------      ------
(Loss) income before income
  taxes, extraordinary charge and
  cumulative effect of
  accounting change..............   (40,904)    (26,675)      5,187      3,487       3,803
Income tax expense (benefit).....     5,480      (6,566)      1,498      1,454       1,049
                                   --------    --------    --------    -------      ------
(Loss) income before
  extraordinary charge and
  cumulative effect of
  accounting change..............   (46,384)    (20,109)      3,689      2,033       2,754
                                   --------    --------    --------    -------      ------
Extraordinary charge.............    (1,169)         --          --         --          --
Cumulative effect of
  accounting change..............        --          --          --         --         440
                                   --------    --------    --------    -------      ------
Net (loss) income................  $(47,553)   $(20,109)   $  3,689    $ 2,033      $3,194
                                   ========    ========    ========    =======      ======
Basic (loss) income per
  Common share...................  $  (2.77)   $  (1.20)        .23    $   .13      $   --
                                   ========    ========    ========    =======      ======
Diluted (loss) income per
  Common share...................  $  (2.77)   $  (1.20)   $    .19    $   .12      $   --
                                   =========   ========    ========    =======      ======
PRO FORMA INCOME DATA
(UNAUDITED):
Income before income taxes.......  $      --   $     --    $     --    $    --     $ 3,803
Pro forma income tax
   expense (benefit).............         --         --          --         --       1,738 2
Cumulative effect of
   accounting change.............         --         --          --         --         440
Pro forma net income.............  $      --   $     --    $     --    $    --     $ 2,505
                                   =========   ========    ========    =======     =======
Pro forma net income per
   Common share..................  $      --   $     --    $     --    $    --     $  0.16
                                   =========   ========    ========    =======     =======
Pro forma net income per
   Common share -- assuming
   dilution......................  $      --   $     --    $     --    $    --     $   .15
                                   =========   ========    ========    =======     =======

                                                December 31,
                            ----------------------------------------------
                              1997      1996      1995     1994     1993
                            --------  --------  --------  -------  -------
BALANCE SHEET DATA
Total assets                 $59,708  $124,754  $119,948  $59,992  $48,309
Long-term debt               $31,023  $ 24,015  $ 18,909  $ 2,390  $ 1,607
Working capital              $ 9,025  $ 25,618  $ 47,100  $24,178  $28,128
Stockholders' equity
  (deficit)                  $(2,590) $ 28,676  $ 46,023  $31,808  $28,783

----------
1 In August and December 1997, the Company sold substantially all the net assets of its Systems Chemistry and its Imtec Acculine subsidiaries, respectively. As such, results of operations for the year ended 1997 reflect the results of operations of Systems Chemistry through August 8, 1997 and results of operations of IMTEC through December 31, 1997.

2 Effective January 1, 1990 and through the date of the merger, SMS was an S Corporation under the Internal Revenue Code and was not subject to federal (and some state) corporate income taxes. On August 31, 1993, SMS terminated its S Corporation status as a result of the merger. The pro forma tax provisions for 1993 reflects the appropriate tax provisions as if the Company and its subsidiaries had been a C Corporation for the period presented.

3 In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common stock. In March 1996, the Company acquired all of the outstanding Common stock of Imtec in exchange for 575,000 shares of Common stock. Each transaction was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Systems Chemistry and Imtec.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General

     Revenue related to systems sales consists of new systems and product enhancements. Revenue related to these sales are recognized at the time of shipment. Revenue related to service and other sales consists of construction sales, sales of spare parts and service sales. Revenue related to service and spare parts sales is recognized when the service has been performed or when the parts are shipped. Revenue from construction services, which were performed solely by Systems Chemistry, is recognized when the service has been completed using a method similar to percentage-of-completion.

     Cost of systems and product enhancements consists of materials, labor and related expenses associated with the production of a system. Cost of service and other sales consists primarily of construction costs, spare parts material costs and labor, and related expenses associated with service contracts. Revenue related to systems sales and service and other sales are charged to expense when the revenue related to these items is recognized.

     In March 1996, the Company acquired all of the outstanding stock of Imtec in exchange for 575,000 shares of Common stock. In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common stock. Each of the transactions was accounted for as a pooling of interests and, accordingly, historical financial data has been restated. To concentrate on its core business, wet wafer surface preparation, the Company sold substantially all of the assets of its Systems Chemistry and its Imtec Acculine subsidiaries in August and December 1997, respectively. As such, results of operations for the year ended 1997 reflect the results of operations of Systems Chemistry through August 8, 1997 and results of operations of Imtec for the entire year.

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations.


                                                   PERCENTAGE OF NET SALES
                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------   --------   --------
Total net sales                                   100.0 %    100.0 %    100.0 %
Total cost of sales                                92.5       83.2       68.5
                                               --------   --------   --------
Gross Profit                                        7.5       16.8       31.5

Operating Expenses:
  Selling, general and administrative expenses     32.9       24.1       23.7
  Research and development expenses                 9.4        5.5        4.6
  Restructuring charges                             5.8          -          -
                                               --------   --------   --------
  Total operating expenses                         48.1       29.6       28.3
                                               --------   --------   --------

Operating (loss) income                           (40.6)     (12.8)       3.2
Other (expense) income, net                        (1.2)      (2.7)       1.0
                                               --------   --------   --------
(Loss) income before income taxes
  and extraordinary charge                        (41.8)     (15.5)       4.2
Income tax expense (benefit)                        5.6       (3.8)       1.2
                                               --------   --------   --------
(Loss) income before extraordinary charge         (47.4)     (11.7)       3.0
Extraordinary charge                               (1.2)         -          -
                                               --------   --------   --------
Net (loss) income                                 (48.6)%    (11.7)%      3.0 %
                                               ========   ========   ========

RESULTS OF OPERATIONS
Year ended December 31, 1997 compared to the year ended December 31, 1996

Net sales for 1997 were $97.9 million, a decrease of $73.6 million, or 43%, from $171.5 million of net sales for 1996. System sales in 1997 were $71.8 million as compared to $140.8 million for 1996, a decrease of 49.0%. Service and other sales were $26.1 million for 1997, a decrease of $4.6 million, or 14.9%, as compared to $30.7 million for 1996. The decrease in sales is primarily attributable to three factors. First, sales for 1997 include sales of Systems Chemistry through August 7, 1997 while 1996 sales include sales of Systems Chemistry for the entire year. Second, the Company has experienced performance problems with several of its systems in the field which has delayed repeat orders from several of its key accounts. Third, the slowdown in the semiconductor equipment industry decreased orders during the second half of 1997.

In 1997, 57%, 32% and 11% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. In 1996, 70%, 17% and 13% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. The economic crisis in Asia did not materially impact the Company's sales in 1997.

Cost of sales for 1997 was $90.6 million, or 92.5% of sales, versus $142.7 million, or 83.2% of sales, for 1996. Included in 1997 cost of sales were $11.2 million of charges associated with increases in reserves for inventory and warranty. The increase in cost of sales as a percentage of sales is primarily attributable to decreased sales volume, increases in reserves as previously mentioned and the under-absorption of labor due to the slowdown in equipment shipments. Included in 1996 cost of sales were charges of approximately $11.0 million to write-off certain inventory and increase the Company's inventory and warranty reserves. Excluding these 1997 charges of $11.2 million and 1996 charges of $11.0 million, cost of sales, as a percentage of sales, for 1997 and 1996 would have been 81.5% and 76.8%, respectively.

Selling, general and administrative expenses were $32.2 million, or 32.9% of sales for 1997, compared to $41.3 million, or 24.1% of sales for 1996. The reduction of expenses was primarily due to five months less SCI activity, cost reduction programs and decreased commissions due to lower net sales.

Research and development expenses were $9.2 million, or 9.4% of sales, for 1997, versus $9.4 million, or 5.5% of sales, for the comparable prior year period. These expenses consist of costs associated with process support for systems in the field, cost of enhancing existing products and the cost of new product development. Research and development spending remained at 1996 levels despite the Company's significant decrease in sales.

Results for 1997 include restructuring charges of $5.6 million related to the reorganization of the Company, consisting primarily of severance costs and lease termination costs.

Other expense was $1.2 million for 1997 as compared to $4.7 million for 1996, a decrease of $3.5 million. Other expense for 1997 consists primarily of interest expense on the Company's borrowings and capital lease obligations offset partially by income associated with gains on the sale of the net assets of Systems Chemistry and the PRIMAXX license and interest income on the Company's short term investments. Other expense in 1996 consisted primarily of interest on the Company's borrowings and capital lease obligations.

Income tax expense was $5.5 million for 1997 related to a non-cash charge to increase the Company's valuation allowance for net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred assets will be realized.

Results for 1997 include an extraordinary loss for debt extinguishment of $1.2 million primarily related to the write-off of the original issue discount and unamortized debt issuance costs related to the Company's 9% Convertible Subordinated Notes that were exchanged for 8% Convertible Subordinated Notes and Series A Convertible Non Redeemable Preferred Stock.

Year ended December 31, 1996 compared to the year ended December 31, 1995

     Net sales increased $48.4 million, or 39%, to $171.5 million for the year ended December 31, 1996 from $123.1 million for the year ended December 31, 1995. Systems sales increased 54.4% to $140.8 million for the year ended December 31, 1996 as compared to systems sales of $91.2 million for the year ended December 31, 1995. The increase in systems sales is primarily attributed to the ability of the Company to conform its systems to meet the needs of its customers. Service and other sales remained near 1995 levels.

     Gross profit decreased 26% to $28.7 million for the year ended December 31, 1996 as compared to gross profit of $38.7 million for the year ended December 31, 1995. Gross profit, as a percentage of net sales, decreased to 17% of net sales for the year ended December 31, 1996 from 31% of net sales for the year ended December 31, 1995. The decrease in 1996 gross profit of $10 million is in part attributed to a cyclical slowdown in the semiconductor industry which has led to pricing pressures and an increase in the number of more costly customized systems. During 1996 the Company recorded significant increases in its inventory, warranty and installation reserves resulting from reliability problems with systems in the field. In addition, the Company recorded a $3 million writedown of inventory in the third quarter of 1996 representing approximately 9% of net inventories at December 31, 1995, due to the inability of a customer to complete a scheduled purchase of eleven units. The writedown represented approximately 40% of the total cost of the units produced under this order.

     Selling, general and administrative expenses were approximately 24% of net sales for each of 1996 and 1995. These expenses were $41.3 million for the year ended December 31, 1996 as compared to $29.1 million for the year ended December 31, 1995, representing a 42% increase. The increase in selling, general and administrative expenses relates primarily to an increase in sales volume and related sales and marketing expenses, professional fees incurred in connection with the Company's financing activities, and an increase in the Company's allowance for uncollectable accounts.

     Research and development expenses were $9.4 million, or 5% of net sales, for the year ended December 31, 1996 compared to $5.7 million, or 5% of net sales, for the comparable period of the prior year. The increase in research and development spending is due to increased product development activities and spending on the Company's PRIMAXX products.

Other expense, net was $4.7 million, or 3% of net sales, for the year ended December 31, 1996 as compared with other income net of $1.3 million, or 1% of net sales, for the year ended December 31, 1995. Other expense for the year ended December 31, 1996 consists primarily of interest charges associated with borrowings on the Company's line of credit, 9% convertible subordinated notes, and capital leases. Other income for 1995 primarily represents interest income on investments and income recognized from the favorable outcome of a lawsuit partially offset by interest expense on the Company's line of credit and convertible notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 1997 cash and cash equivalents increased $2.8 million to $8.2 million at December 31, 1997 from $5.4 million at December 31, 1996. For the years ended December 31, 1997, 1996 and 1995, SMS's operations used cash of $7.0 million, $21.3 million and $20.7 million, respectively. Cash used in operating activities during 1997 was primarily the result of the $47.6 million loss incurred during 1997 offset by a decrease in accounts receivable and inventory totaling $23.7 million. Operating activities in 1996 used cash of $21.3 million primarily to fund the Company's $20.1 million loss. Operating activities in 1995 used cash of $20.7 million primarily related to increases in accounts receivable and inventory offset partially by an increase in accounts payable.

     Investing activities in 1997 generated cash of approximately $14.0 million primarily related to proceeds received from the sale of substantially all of the assets of Systems Chemistry. Investing activities utilized cash of $6.9 million and $5.9 million in 1996 and 1995, respectively, primarily due to the purchase of equipment to increase production capacity.

     Financing activities utilized $4.3 million of cash in 1997 and provided cash of $17.6 and $30.0 million in 1996 and 1995, respectively. Financing activities in 1997 include proceeds of $20.0 million from a private placement of securities and a $5 million note relating to the sale of Systems Chemistry's net assets. In 1997, the Company repaid $28.1 million of borrowings on its line of credit and established a new credit facility with availability of up to $15 million based on eligible levels of accounts receivable and inventory. At December 31, 1997 $3.0 million was outstanding of the borrowing capacity of $5.8 million. Financing activities in 1996 provided $17.6 million primarily from borrowing on the Company's line of credit, proceeds from a sale-leaseback transaction and exercises of options and warrants. In 1995, financing activities provided $30 million principally due to $19.0 million from the issuance of convertible notes with detachable warrants, $7.5 million from borrowings on the Company's lines of credit, approximately $6.4 million from a sale of common stock and $4 million in short term financing by the Company's principals. The financing activities in 1995 were partially offset by principal payments on long term debt and capital lease obligations of $6.2 million. The $4 million in short term financing borrowed by the Company in October 1995 was repaid by the Company in December 1995.

     Working capital decreased $16.6 million to $9.0 million as of December 31, 1997, from $25.6 million as of December 31, 1996. The decrease is due primarily to the sale of the net assets of Systems Chemistry and the lower volume of business coupled with the slowdown in the semiconductor industry.

     In December 1997, the Company sold substantially all of the assets of its Imtec Acculine subsidiary in exchange for a note of $1.5 million payable through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid by the Company's principal secured lender (11.375% at December 31, 1997).

     In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002, with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. The Company is in default under the Senior Subordinated Notes due to no longer meeting the requirements for continued listing by Nasdaq at December 31, 1997, and due to not completing the disposition of certain assets by March 31, 1998. Additionally, the Company, based on its current projections, anticipates that it will not be in compliance with certain requirements under the note agreement during 1998. The Company has obtained waivers for the expected defaults through January 1, 1999. Upon certain payment defaults by the Company, investors have the option to purchase incremental Senior Subordinated Notes up to $4.0 million including up to approximately 2.9 million additional warrants and to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable Nasdaq regulations would require such approval.

     Also in November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit, a division of Nations Credit Commercial Corporation (Greyrock). Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.375% at December 31, 1997) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. The Company's borrowing capacity at December 31, 1997, was approximately $5.8 million. Borrowings under the credit facility were $3.0 million at December 31, 1997. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

     In September 1997, the Company signed a licensing agreement with AG Associates (Israel) for its PRIMAXX dry cleaning technology in a specific field of use. The agreement resulted in a gain of $1.1 million with additional royalties of up to $2.5 million, based on number of units sold, over a multiyear period. The Company recorded the gain on the licensing agreement in its statement of operations for the year ended December 31, 1997.

     In August 1997, the Company completed the sale of substantially all of the net assets of its Systems Chemistry subsidiary to "The BOC Group" for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under the then existing credit facility. The Company recorded a gain on the sale of $2.0 million in the third quarter of 1997. Results for 1997 reflect the results of operations of Systems Chemistry through August 7, 1997.

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

     The Company schedules production of its systems based upon order backlog. SMS includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve-month period. As of December 31, 1997 and 1996, the Company's continuing business' backlog was $22.4 million and $43.4 million, respectively. Because of possible changes in delivery schedules and cancellations of orders, SMS's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

     The Company incurred operating losses during 1997 and 1996, and as of December 31, 1997, had an accumulated deficit of $60.6 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations in recent years. In response to the significant losses from operations, the Company hired a new management team in 1997 and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position. A summary of management's actions completed thus far, as well as actions initiated that will continue into 1998, include the following:

     - Divested two subsidiaries in 1997 with products inconsistent with the Company's core business, using the proceeds from one of these divestitures to significantly reduce its outstanding and maximized line of credit;

     - Refinanced in 1997 its remaining line of credit balance with term debt and an additional credit facility;

     - Reduced in 1997 the Company's cash usage through workforce reductions and reductions in other spending;

     - Initiated improvements in the cost structure and manufacturability through engineering the Company's core product lines to use less materials while maintaining process integrity and minimizing costly product refinements and rework during production;

     - Initiated processes to shorten installation time through improving the quality controls on the product before it leaves the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which will reduce installation delays, reduce costs to the Company, increase customer satisfaction and accelerate payments of receivables;

     - Initiated ongoing reviews of all sales contract bids by the Company's Management to improve profitability;

     - Initiated a program to fix system operating problems in the field using a more focused approach toward customer requirements thereby accelerating the collection of past due receivables and improving customer satisfaction;

     - Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;

     - Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;

     - Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's 1998 cash requirements; and

     - Established a detailed budget to manage 1998 operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts.

The Company also plans to sell its PRIMAXX subsidiary during 1998 to generate additional liquidity and the solicitation process is underway. The Company also is finalizing the purchase price adjustments relating to the sale of the net assets of Systems Chemistry with the buyer.

Management believes the cash requirements in 1998 will be generated by operations, borrowings on the Company's credit facility, customer deposits on certain orders and the collection of several past due receivables, without such, the Company is susceptible to severe cash shortages which may impact its ability to operate. Management is confident that its 1998 plans and programs will result in the successful funding of its 1998 working capital and cash requirements. However, if financial results for 1998 do not meet management's expectations, management plans to further reduce discretionary expenditures (such as certain interest payments which are payable through the issuance additional debt, research and development expenditures, and capital expenditures, among others), accelerate collection of receivables, enter into sales-leaseback transactions, and raise additional capital through potential private placements of debt or equity securities or obtain an expanded or replacement credit facility.

     The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introductions, the volume, mix and timing of orders received and numerous other factors. Additionally, the semiconductor industry has experienced a softening demand which could lead to reduced future sales and increased pricing pressures. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate significantly. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

     Inflation has not significantly affected the Company's financial position or operations. Inflation will have the general effect of increasing the Company's operating expenses. A substantial portion of the Company's indebtedness bears interest that fluctuates with the LIBOR rate. No assurance can be given that the LIBOR rate of interest will not fluctuate significantly, which could have an adverse effect on operations.

YEAR 2000

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." In November 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is well under way and the Company expects to be fully Year 2000 compliant by the end of 1998. The Company estimates that it has incurred costs of approximately $75,000 to address the Year 2000 issue and it expects additional costs of approximately $40,000.

FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular the Company's financing arrangements and liquidity and capital resources. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors references in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplemental Schedule

                                                                       Page
                                                                       -------
Reports of Independent Auditors                                        21 - 23

Consolidated Balance Sheets as of December 31, 1997 and 1996              24

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                                     25

Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1997, 1996 and 1995                               26

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                     27

Notes to Consolidated Financial Statements                             28 - 42

Supplemental Schedule                                                     48

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
SUBMICRON SYSTEMS CORPORATION

We have audited the accompanying consolidated balance sheets of SubMicron Systems Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of SubMicron Systems Corporation and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. We also have audited, as to combination only, the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of SubMicron Systems Corporation and subsidiaries for the year ended December 31, 1995. We also have audited, as to combination only, the accompanying financial statement schedule for the year ended December 31, 1995. As described in Note 1 to such statements, the 1995 statements and schedule have been combined from the consolidated statements of SubMicron Systems Corporation and subsidiaries and Imtec Acculine, Inc. which statements are not presented separately herein. The reports of other auditors who have audited these statements and schedule appear elsewhere herein. In our opinion, the accompanying consolidated financial statements and schedule for 1995 have been properly combined on the basis described in Note 1.


                                                    ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 31, 1998, except
Notes 2 and 8, as to which
the date is April 14, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SubMicron Systems Corporation:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of SubMicron Systems Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1995, prior to restatement for the merger with Imtec Acculine, Inc. We have not audited any financial statements of Imtec Acculine, Inc. Our audit also included the financial statement schedule for 1995. These consolidated financial statements and schedule are not presented separately herein. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1995 of SubMicron Systems Corporation and Subsidiaries, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ARTHUR ANDERSEN LLP

Philadelphia, PA
March 6, 1996 (except with respect to the matter discussed in Note 1 as to which the date is March 26, 1996)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
IMTEC ACCULINE, INC.

We have audited the statements of operations, shareholder's equity and cash flows of Imtec Acculine, Inc. (a California Corporation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                 IRELAND SAN FILIPPO, LLP

Palo Alto, California
February 23, 1996

                         SUBMICRON SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31,
                                                        ------------------
ASSETS                                                    1997       1996
                                                        --------  --------
Current assets:
  Cash and cash equivalents                             $  8,228  $  5,426
  Accounts receivable, net                                16,632    47,574
  Inventories                                             13,152    34,951
  Prepaid expenses and other                               2,288     7,307
  Deferred income taxes                                        -     2,423
                                                        --------  --------

       Total current assets                               40,300    97,681

Property and equipment, net                               13,815    19,902
Goodwill, net                                              1,457     1,684
Intangibles and other assets, net                          4,136     5,487
                                                        --------  --------
                                                        $ 59,708  $124,754
                                                        ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit                                         $ 3,024  $ 28,100
  Current portion of long-term debt                        1,849     2,294
  Accounts payable                                         6,830    21,741
  Accrued expenses and other                              15,617    16,823
  Deferred revenues                                        3,955     3,105
                                                        --------  --------

       Total current liabilities                          31,275    72,063
                                                        --------  --------

Long-term debt                                            31,023    24,015
                                                        --------  --------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
  Preferred stock $.01 par value
    5,000 shares authorized                                    -         -
  Series A Convertible Preferred Stock, stated value,      4,900         -
    685 and 0 shares issued and outstanding
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 18,338,949 and 16,890,014
    shares issued and outstanding                              2         2
  Additional paid-in capital                              53,067    41,680
  Accumulated deficit                                    (60,559)  (13,006)
                                                        --------  --------

       Total stockholders' equity (deficit)               (2,590)   28,676
                                                        --------  --------
                                                         $59,708  $124,754
                                                        ========  ========




                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             1997         1996         1995
                                           --------    ---------     --------
                                                                     (Note 1)
Systems sales...........................   $ 71,809     $140,823     $ 91,198
Service and other sales.................     26,086       30,661       31,870
                                           --------     --------     --------

        Total net sales.................     97,895      171,484      123,068

Cost of systems sales...................     66,370      118,800       62,925
Cost of service and other sales.........     24,181       23,948       21,427
                                           --------     --------     --------

        Total cost of sales.............     90,551      142,748       84,352

                Gross profit............      7,344       28,736       38,716

Selling, general and administrative
  expenses..............................     32,230       41,337       29,109
Research and development expenses ......      9,225        9,373        5,678
Restructuring charges...................      5,639         -            -
                                           --------     --------     --------

        Total operating expenses .......     47,094       50,710       34,787
                                           --------     --------     --------

                Operating (loss) income.    (39,750)     (21,974)       3,929

Other (expense) income:
    Interest income.....................        190          383          400
    Interest expense ...................     (4,885)      (5,244)      (1,840)
    Other income, net ..................      3,541          160        2,698
                                           --------     --------     --------

        Total other (expense) income....     (1,154)      (4,701)       1,258
                                           --------     --------     --------

(Loss) income before income taxes.......    (40,904)     (26,675)       5,187
Income tax expense (benefit)............      5,480       (6,566)       1,498
                                           --------     --------     --------
(Loss) income before extraordinary charge   (46,384)     (20,109)       3,689
Extraordinary charge....................     (1,169)        -            -
                                           --------     --------     --------
Net (loss) income.......................   $(47,553)    $(20,109)    $  3,689
                                           ========     ========     ========

(Loss) income per Common share..........   $  (2.77)    $  (1.20)    $    .23
                                           ========     ========     ========

(Loss) income per Common share --
  assuming dilution.....................   $  (2.77)    $  (1.20)    $    .19
                                           ========     ========     ========




                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS)
                                                                            Retained
                                                                Additional  Earnings
                              Preferred Stock   Common Stock    Paid-in     (Accumulated  Deferred      Notes
                              Shares  Amount    Shares  Amount  Capital     Deficit)      Compensation  Receivable      Total
                              ------  ------    ------  ------  ----------  ------------  ------------  ----------     ------
BALANCE, JANUARY 1, 1995           -  $    -    15,362      $2     $29,122     $3,414            $(560)      $(168)   $31,810

Exercise of stock options
   and warrants                    -       -       147       -         461          -                -           -        461
Exercise of Systems
   Chemistry stock options         -       -       286       -         337          -                -        (271)        66
Tax benefit on non-qualified
   stock option exercises          -       -         -       -         440          -                -           -        440
Payment on notes receivable        -       -         -       -           -          -                -         358        358
Issuance of Common stock           -       -       697       -       5,986          -                -           -      5,986
Issuance of Common stock
   under employee stock
   purchase plan                   -       -        71       -         369          -                -           -        369
Value ascribed to warrants
   issued with convertible
   debt                            -       -         -       -       2,508          -                -           -      2,508
Amortization of deferred
   compensation                    -       -         -       -           -          -              336           -        336
Net income                         -       -         -       -           -      3,689                -           -      3,689
                              ------  ------    ------  ------  ----------  ---------     ------------  ----------     ------

BALANCE, DECEMBER 31, 1995         -       -    16,563       2      39,223      7,103            (224)        (81)     46,023

Exercise of stock options
   and warrants                    -       -       181       -         979          -                -           -        979
Payment on notes receivable        -       -         -       -           -          -                -          81         81
Issuance of Common stock
   under employee stock
   purchase plan                   -       -       146       -         627          -                -           -        627
Value ascribed to warrants
   and options issued for
   services                        -       -         -       -         851          -                -           -        851
Amortization of deferred
   compensation                    -       -         -       -           -          -              224           -        224
Net loss                           -       -         -       -           -   (20,109)                -           -    (20,109)
                              ------  ------    ------  ------  ----------  ---------     ------------  ----------     ------

BALANCE, DECEMBER 31, 1996         -       -    16,890       2      41,680   (13,006)                -           -     28,676

Exercise of stock options          -       -        23       -          78          -                -           -         78
Issuance of Preferred stock        1   9,181         -       -           -          -                -           -      9,181
Conversion of Preferred
   stock to Common
   stock                           -  (4,281)    1,235       -       4,281          -                -           -          -
Issuance of Common stock
   under the employee
   stock purchase plan             -       -       191       -         412          -                -           -        412
Value ascribed to warrants
   issued with senior
   subordinated notes              -       -         -       -       6,616          -                -           -      6,616
Net loss                           -       -         -       -           -    (47,553)               -           -    (47,553)
                              ------  ------    ------  ------  ----------  ---------     ------------  ----------     ------

BALANCE, DECEMBER 31, 1997         1  $4,900    18,339      $2     $53,067   $(60,559)              $-          $-    $(2,590)
                              ------  ------    ------  ------  ----------  ---------     ------------  ----------     ------





                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
                                                                           YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                          1997       1996      1995
                                                                        --------  ---------  ---------
Cash flows used in operating activities:                                                     (Note 1)
  Net (loss) income.................................................... $(47,553)  $(20,109)    $3,689
Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
  Depreciation and amortization........................................    6,902      5,124      2,685
  Extraordinary loss on debt extinguishment............................    1,169          -          -
  Gain on sales of Systems Chemistry and
    Primaxx license....................................................   (3,805)         -          -
  Provision for valuation allowances...................................    7,746      2,831         77
  Amortization of deferred compensation................................        -        224        336
  Deferred tax provision...............................................    5,480     (4,222)       624
  Accretion of note discount...........................................      532      1,179        127
  Non cash compensation for services...................................        -        851          -
Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable...........................   17,125     (1,779)   (26,008)
  Decrease (Increase) in inventories...................................    6,588     (6,537)   (20,552)
  Decrease (Increase) in prepaid expenses and other....................    4,266     (1,514)    (1,772)
  Decrease (Increase) in other assets..................................      590     (1,294)    (1,372)
  (Decrease) increase in accounts payable..............................  (10,882)    (4,348)    16,384
  Increase in accrued expenses.........................................    2,024      7,889      3,454
  Increase in deferred revenues........................................    2,837        384      2,412
  Decrease in accrued income taxes.....................................        -          -       (770)
                                                                        --------  ---------  ---------
Net cash used in operating activities..................................   (6,981)   (21,321)   (20,686)
                                                                        --------  ---------  ---------

Cash flows provided by (used in) investing activities:
  Capital expenditures.................................................   (1,475)    (6,724)    (5,730)
  Net proceeds from sale of Systems Chemistry assets, net of cash sold.   14,805          -         -
  Net proceeds from sale of license....................................    1,062          -         -
  Purchase of intangible assets........................................     (352)       (182)      (181)
                                                                        --------  ---------  ---------
Net cash provided by (used in) investing activities....................   14,040     (6,906)    (5,911)
                                                                        --------  ---------  ---------

Cash flows (used in) provided by financing activities
  Net (payments) borrowings on lines of credit.........................  (25,076)    11,861      7,539
  Proceeds from sales-leaseback........................................        -      5,287         -
  Proceeds from issuance of convertible debt...........................   13,384          -     19,000
  Value ascribed to warrants issued with
    convertible debt...................................................    6,616          -         -
  Deferred debt issuance costs.........................................   (1,877)         -     (1,594)
  Proceeds from long-term debt.........................................    5,000          -      4,032
  Collection on notes receivable.......................................        -         81        358
  Proceeds from exercise of stock options and
    warrants and Employee Stock Purchase Plan..........................      490      1,606        527
  Net proceeds from sale of Common stock...............................        -          -      6,355
  Principal payments on long-term debt and
    capital lease obligations..........................................   (2,794)    (1,192)    (6,169)
                                                                        --------  ---------  --------
Net cash (used in) provided by financing activities....................   (4,257)    17,643     30,048
                                                                        --------  ---------  --------
Net increase (decrease) in cash and cash
  equivalents..........................................................    2,802    (10,584)     3,451
Cash and cash equivalents, beginning of year...........................    5,426     16,010     12,559
                                                                        --------  ---------  ---------
Cash and cash equivalents, end of year.................................   $8,228     $5,426    $16,010
                                                                        ========  =========  =========



                            See accompanying notes.

                         SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND:

     SubMicron Systems Corporation (the "Company" or "SMS") designs, manufactures and markets advanced chemical processing and distribution systems used in the fabrication of semiconductors.

     The Company was founded in November 1988, and became a public company in August 1993. The Company acquired the assets of DiPiero, Inc. (d/b/a Universal Plastics) in May 1994 by assuming its net liabilities of $2.3 million. For financial accounting purposes, the acquisition was accounted for as a purchase. In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry Incorporated (Systems Chemistry) for 3,400,000 shares of Common stock. In March 1996, the Company acquired all of the outstanding stock of Imtec Acculine, Inc. (Imtec) for 575,000 shares of Common stock. The Systems Chemistry and Imtec transactions were accounted for as poolings of interests. Accordingly, 1995 financial data has been restated to include Systems Chemistry and Imtec.

     As described in Note 3, substantially all the net assets of Systems Chemistry and Imtec were sold in August and December 1997, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SubMicron Systems, Inc., Systems
Chemistry, SubMicron Wet Process Stations, Inc. (Universal Plastics), Imtec, SubMicron Systems Investment Corporation, SMICRON(S) PTE., LTD. (a Singapore Corporation), SubMicron Systems International Ltd., and PRIMAXX Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories consist principally of raw materials, purchased components, parts, and work-in-process and are stated at the lower of cost (first-in, first-out basis) or market.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of liabilities assumed over the estimated fair value of assets acquired. Goodwill of approximately $2.3 million is being amortized on a straight-line basis over ten years and is presented net of accumulated amortization of approximately $814,000 and $586,000 at December 31, 1997 and 1996, respectively.

     Intangible assets consist of patent, trademark and deferred financing costs and are presented net of accumulated amortization. Patents and trademarks are stated at cost and amortized using the straight-line method over five years. Deferred financing costs consist of fees incurred as part of the issuance of debt which are being amortized over the term of the debt.

Accounting for Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

     The carrying amounts of the long-lived assets, including intangibles, are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceed the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.

Revenue recognition

     Revenue related to systems sales consists of new systems and product enhancements. Revenue related to these sales are recognized at the time of shipment. Revenue related to service and other sales consists of construction sales, sales of spare parts and service sales. Revenue related to service and spare parts sales is recognized when the service has been performed or when the parts are shipped. Revenue from construction services, which were performed solely by Systems Chemistry, is recognized when the service has been completed using a method similar to percentage-of-completion.

Warranty and installation

     The Company generally provides its customers with a warranty on systems for a 14-month period commencing upon shipment. A provision for the estimated cost of warranty and installation is recorded when the related revenue is recognized. In 1997 and 1996, the Company revised its warranty and installation provision estimate, increasing its net loss by approximately $2.4 million ($0.14 per Common share) and $2.7 million, ($0.16 per Common share), respectively.

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

Income taxes

     The Company files a consolidated federal tax return and separate state tax returns. Certain income and expense items are recorded for financial reporting purposes in different time periods than for income tax purposes. Provisions for current and deferred taxes are made in recognition of the temporary differences.

Earnings per share

     The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," on December 31, 1997. Primary earnings per share has been replaced with basic earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and convertible securities have been excluded. Diluted earnings per share assumes the conversion of all potentially dilutive securities. Prior period earnings per share have been restated.

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentations.


Company Operations

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In 1997, 1996, and 1995, the Company's operating activities have required a net use of cash totaling $7.0 million, $21.3 million, and $20.7 million, respectively. During these years, sufficient debt and other credit arrangements were in place to fund the net cash needs from operations. The Company incurred net losses of $47.6 million in 1997 and $20.1 million in 1996 and has an accumulated deficit of $60.6 million at December 31, 1997.

     The Company is in default under its $20 million 12% senior subordinated notes due to no longer meeting the requirement for continued listing by Nasdaq at December 31, 1997 and due to not completing the disposition of certain assets by March 31, 1998. Additionally, the Company, based on its current projections, anticipates that it will not be in compliance with certain other requirements under these notes during 1998. However, the Company has obtained waivers from its noteholders for the existing and expected defaults through January 1, 1999.

     The Company's current credit facility which matures on January 1, 1999, and is renewable upon agreement of both parties permits, the lender, in the event of a material adverse change in the Company's business or financial condition in the lender's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

     The Company has been substantially dependent upon borrowings to finance its operations in recent years, and in response to the significant losses from operations, the Company hired a new management team in 1997 and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position. A summary of management's actions completed thus far, as well as actions initiated that will continue into 1998, include the following:

     - Divested two subsidiaries in 1997 with products inconsistent with the Company's core business, using the proceeds from one of these divestitures to significantly reduce its outstanding and maximized line of credit;

     - Refinanced in 1997 its remaining line of credit balance with term debt and an additional credit facility;

     - Reduced in 1997 the Company's cash usage through workforce reductions and reductions in other spending;

     - Initiated improvements in the cost structure and manufacturability through engineering the Company's core product lines to use less materials while maintaining process integrity and minimizing costly product refinements and rework during production;

     - Initiated processes to shorten installation time through improving the quality controls on the product before it leaves the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which will reduce installation delays, reduce costs to the Company, increase customer satisfaction and accelerate payments of receivables;

     - Initiated ongoing reviews of all sales contract bids by the Company's Management to improve profitability;

     - Initiated a program to fix system operating problems in the field using a more focused approach toward customer requirements thereby accelerating the collection of past due receivables and improving customer satisfaction;

     - Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;

     - Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;

     - Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's 1998 cash requirements; and

     - Established a detailed budget to manage 1998 operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts.

The Company also plans to sell its PRIMAXX subsidiary during 1998 to generate additional liquidity and the solicitation process is underway. The Company also is finalizing the purchase price adjustments relating to the sale of the net assets of Systems Chemistry with the buyer.

Management believes the cash requirements in 1998 will be generated by operations, borrowings on the Company's credit facility, customer deposits on certain orders and the collection of several past due receivables, without such, the Company is susceptible to severe cash shortages which may impact its ability to operate. Management is confident that its 1998 plans and programs will result in the successful funding of its 1998 working capital and cash requirements. However, if financial results for 1998 do not meet management's expectations, management plans to further reduce discretionary expenditures (such as certain interest payments which are payable through the issuance of additional debt, research and development expenditures, and capital expenditures, among others), accelerate collection of receivables, enter into sales-leaseback transactions, and raise additional capital through potential private placements of debt or equity securities or obtain an expanded or replacement credit facility.

     The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introductions, the volume, mix and timing of orders received and numerous other factors. Additionally, the semiconductor industry has experienced a softening demand which could lead to reduced future sales and increased pricing pressures. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate significantly. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information," which the Company will be required to adopt in 1998. Under Statement 131's "management approach," the Company will report financial and descriptive information about its "operating segments". Operating segments are revenue-producing components for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company currently has two operating segments. Statement No. 131 will not affect the Company's results of operations or financial position but may affect the disclosures of segment information.


3.   SALE OF CERTAIN ASSETS

     On December 31, 1997, the Company completed the sale of certain net assets of Imtec in exchange for a note of approximately $1.5 million payable to the Company through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid to the Company's principal secured lender (11.375% at December 31, 1997). The sales proceeds approximated the net book value of the net assets sold.

     On September 8, 1997, the Company signed a licensing agreement with AG Associates (Israel) for its PRIMAXX dry cleaning technology in a specific field of use. The agreement resulted in a gain of approximately $1.1 million with additional royalties of up to $2.5 million, based on the number of units sold, over a multiyear period. The Company recorded the $1.1 million gain on the licensing agreement in its statement of operations for the year ended December 31, 1997.

     On August 7, 1997, the Company sold substantially all of the net assets of Systems Chemistry for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under its credit facility. The Company recorded a gain on the sale of $2.7 million in the third quarter of 1997. Results for the year ended December 31, 1997 reflect the results of operations of Systems Chemistry through August 7, 1997.

     Pro forma results presented below reflect the results of operations of the Company as if the sale of Systems Chemistry and Imtec had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that the Company would have obtained had such events occurred at the beginning of the period. Pro forma information is as follows (in thousands, except per share data):


                                                    Year ended December 31, 1997
                                                    ----------------------------
  Net sales........................................            $65,293
                                                               =======
  Loss before extraordinary charge.................           ($47,280)
                                                              ========
  Basic and diluted loss before extraordinary
  charge per Common share..........................             ($2.76)
                                                                ======


4.    ACCOUNTS RECEIVABLE:

                                                    December 31,
                                                  ----------------
                                                   1997     1996
                                                  -------  -------
                                                   (in thousands)
Billed .........................................  $17,577  $39,942
Unbilled .......................................        -    8,929
                                                  -------  -------
                                                   17,577   48,871
Allowance for doubtful accounts.................     (945)  (1,297)
                                                  -------  -------
                                                  $16,632  $47,574
                                                  =======  =======

5.    INVENTORIES:

                                                    December 31,
                                                  ----------------
                                                    1997    1996
                                                  -------  -------
                                                  (in thousands)
             Raw materials, purchased
             components and parts...............  $11,856  $23,007
             Work in progress and finished goods    4,810   14,669
                                                  -------  -------
                                                   16,666   37,676
             Excess and obsolescence reserve....   (3,514)  (2,725)
                                                  -------  -------
                                                  $13,152  $34,951
                                                  =======  =======

     In 1997 and 1996, the Company wrote off certain inventory and increased reserve provisions increasing its net loss by approximately $7.7 million ($.45 per Common share) and $2.0 million ($.07 per Common share), respectively.

6.    PROPERTY AND EQUIPMENT:

                                                      December 31,
                                                    -----------------
                                                      1997      1996
                                                    --------  -------
                                                      (in thousands)
          Production equipment.....................  $ 7,555  $10,200
          Office furniture equipment and leasehold
            improvements...........................    8,595    8,415
          Equipment under capital lease............   10,101    9,591
                                                     -------   ------
                                                      26,251   28,206
          Less - Accumulated depreciation and
            amortization...........................  (12,436)  (8,304)
                                                     -------   ------
                                                     $13,815  $19,902
                                                     =======  =======

     Accumulated amortization on equipment under capital leases was approximately $2.0 million and $1.3 million at December 31, 1997 and 1996, respectively.


7.    INTANGIBLES AND OTHER ASSETS:

                                                    December 31,
                                                  ----------------
                                                     1997     1996
                                                  -------  -------
                                                   (in thousands)
              Deferred income taxes.............   $    -   $3,057
              Patent filing costs and trademarks    1,072      720
              Deferred financing costs..........    2,024      914
              Security deposits.................      237      288
              Note receivable...................    1,154        -
              Other.............................      130      813
                                                  -------  -------
                                                    4,617    5,792
              Less - Accumulated amortization...     (481)    (305)
                                                  -------  -------
                                                   $4,136   $5,487
                                                  =======  =======


8.    CREDIT FACILITY:

     In November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit, a division of Nations Credit Commercial Corporation (Greyrock). Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.375% at December 31, 1997) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. The Company's borrowing capacity at December 31, 1997, was approximately $5.8 million. Borrowings under the credit facility were $3.0 million at December 31, 1997. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Consequently, the credit facility is classified as a current liability at December 31, 1997.

9.  ACCRUED EXPENSES AND OTHER:

                                                            December 31,
                                                        ---------------------
                                                            1997      1996
                                                        --------      -------
                                                            (in thousands)
Warranty and installation costs......................    $ 5,691      $ 6,883
Commissions..........................................      1,294        2,676
Restructuring charges................................      2,675            -
Purchase commitments and other.......................      1,239            -
Professional fees....................................      1,588          709
Other................................................      3,130        6,555
                                                        --------      -------
                                                         $15,617      $16,823
                                                        ========      =======


10. LONG-TERM DEBT:

                                                            December 31,
                                                          ------------------
                                                             1997      1996
                                                          -------    -------
                                                            (in thousands)

   12% Senior Subordinated Notes, due February
      2002, principal amount of $20,000,000 (net of
      unamortized discount of $6,506,000 at
      December 31, 1997) with warrants to
      purchase 6,616,367 shares of Common
      stock. Interest is payable monthly................. $13,494    $     -
    9% convertible subordinated notes....................       -     17,798
    8% convertible subordinated notes, principal amount
      of $8,692,000, due March 2002. Interest
      is payable quarterly...............................   8,692          -
    $5,000,000 principal amount non-interest bearing
      note, due August 2000 (net of unamortized
      discount of $1,140,000)............................   3,860          -
    Various capital lease obligations with
      interest from 5% to 14%, payable
      monthly with varying maturities
      through October 2001...............................   6,816      8,490
    Other................................................      10         21
                                                          -------    -------
                                                           32,872     26,309
    Less current portion.................................  (1,849)    (2,294)
                                                          -------    -------
                                                          $31,023    $24,015
                                                          =======    =======

The following is a schedule of aggregate long-term debt maturities and future minimum capital lease payments at December 31, 1997:

                                                        Long-Term      Capital
                                                           Debt         Lease
                                                        ----------     -------
    1998..............................................  $    10        $1,839
    1999..............................................        -         1,926
    2000..............................................    5,000         1,881
    2001..............................................        -         1,170
    2002..............................................   28,692             -
                                                        -------        ------
                                                        $33,702        $6,816
                                                        =======        ======

     The Company's long-term debt arrangements below require the maintenance of certain financial covenants and limit certain actions of the Company, including the level of research and development and capital expenditures, issuance of additional capital stock, and payment of dividends.

     In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 (Senior Subordinated Notes), with associated warrants to purchase 6,616,367 shares of the Company's Common stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. At December 31, 1997, the Company is in default under the Senior Subordinated Notes due to no longer meeting the requirement for continued quotation by NASDAQ and, at March 31, 1998, due to not completing the disposition of certain assets by such date; in addition, the Company, based on its current projections, anticipates that it will not be in compliance with certain other requirements under the Senior Subordinated Notes during 1998. However, the Company has obtained waivers from the noteholders for the existing and expected defaults through January 1, 1999.

     Upon certain payment defaults by the Company, investors have the option to purchase $4.0 million of additional Senior Subordinated Notes with 2.9 million additional warrants and to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable NASDAQ regulations would require such approval.

     In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred stock convertible into approximately 2.7 million shares of Common stock (Convertible Preferred stock) and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. Results for the year ended December 31, 1997 include an extraordinary charge for debt extinguishment of $1.2 million, or $0.07 per Common share, in connection with the Company's issuance of its 8% Convertible Subordinated notes and Convertible Preferred stock.

     The $5 million non-interest bearing note due in August 2000, received in connection with the sale of substantially all the net assets of Systems Chemistry, carries a discount based on imputed interest at 10% of $1,140,000 at December 31, 1997. This Note is collateralized by foreign accounts receivable of Submicron Systems Corporation.

     In September 1996, the Company completed a sale-leaseback transaction which included a refinancing of an existing capital lease, for net proceeds of $5.3 million. The capital leases have an effective interest rate of 8%, and are payable over a five-year period. The assets in this transaction were sold at cost, resulting in no gain or loss.

     The fair value of the Company's long term debt approximates its carrying value.

11.  RESTRUCTURING CHARGES

     Results for 1997 include restructuring charges of approximately $5.6 million ($.33 per Common share) primarily related to severance costs and lease termination cost associated with the vacancy of the Company's corporate office. These restructuring charges were incurred as a result of a plan to restructure the corporate organization and to refocus the Company on its core technology. As of December 31, 1997, the remaining accrued restructuring charge approximated $2.7 million.

12.  EARNINGS PER SHARE

The following table set forth the reconciliation of weighted shares outstanding for purposes of computing basic and diluted earnings per share:


                                               1997        1996        1995
                                            ----------  ----------  ----------
Numerator (in thousands):
Net (loss) income.........................  $  (47,553)   $(20,109)     $3,689

Numerator for basic earnings per share -
  income available to Common stockholders      (47,553)    (20,109)      3,689
                                            ----------  ----------  ----------


Effect of dilutive securities
  convertible debentures..................                                  70
                                            ----------  ----------  ----------

Numerator for diluted earnings per share -
  income available to Common stockholders
  after assumed conversion................  $  (47,553)   $(20,109)     $3,759

Denominator:

Denominator for basic earnings per share -
  weighted average shares.................  17,152,839  16,712,610  16,159,687

Effect of dilutive securities:
Employee stock options....................          --          --   1,374,418
Warrants..................................          --          --     210,000
Convertible debentures....................          --          --   1,561,702
                                            ----------  ----------  ----------

Dilutive potential Common shares..........          --          --   3,146,120
                                            ----------  ----------  ----------
  Adjusted weighted average shares
  and assumed conversions - Diluted.......  17,152,839  16,712,610  19,305,807
                                            ==========  ==========  ==========

Basic earnings per share..................  $    (2.77)     $(1.20)      $0.23
                                            ==========  ==========  ==========
Diluted earnings per share................  $    (2.77)     $(1.20)      $0.19
                                            ==========  ==========  ==========

     Approximately 14.2 million potentially dilutive securities are outstanding as of December 31, 1997.

13.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its office and production facilities and several vehicles under long-term non-cancelable operating leases which expire at various dates through 2003. Rent expense was approximately $1.3 million, $1.4 million and $1.1 million in 1997, 1996 and 1995, respectively. Minimum annual operating lease payments for each of the next five years and in the aggregate are as follows:


                                 (in thousands)
                                 --------------
1998............................       $1,337
1999............................        1,270
2000............................        1,272
2001............................          545
2002............................          545
Thereafter......................          498
                                       ------
                                       $5,467
                                       ======

     At December 31, 1997, the Company had inventory purchase commitments of $1.9 million. These commitments exceed the inventory's net realizable value by approximately $1.1 million. This amount has been reserved for at December 31, 1997.

     On July 14, 1992, an action was commenced against the Company for patent infringement. The complaint alleged that SMS infringed on three of the plaintiff's patents embodying its megasonic cleaning apparatus and method.
On March 31, 1995, the Company and the plaintiff reached a settlement whereby the Company obtained a license to use the patented technology. The Company can utilize this technology for sale of replacement parts only for units that are already in the market. The Company agreed to a prepaid licensing fee of $2.0 million. During 1997, the Company expensed the remaining licensing fee of $680,000 as management determined it had no future economic benefit. Charges of approximately $142,000 and $107,000 were recorded in the 1996 and 1995 statements of operations, respectively, based on the units shipped through December 31, 1996 and 1995, respectively.

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

14.  CUSTOMER AND GEOGRAPHIC INFORMATION:

     The Company's operations are conducted in one business segment and sales are primarily made to customers in the business of manufacturing semiconductors. Sales are made on an international basis with foreign sales (Europe and Asia) representing 43%, 30% and 45% of net sales in 1997, 1996 and 1995, respectively. Sales to foreign customers are transacted in U.S. dollars.

     The following table summarizes significant customers with sales in excess of 10% of total net sales for the years ended December 31, 1997, 1996 and 1995:

                                     1997         1996         1995
                                     ----         ----         ----
     Customer A......................  12%                       11%
     Customer B......................               13%

                                       --           --           --
                                       12%          13%          11%
                                       ==           ==           ==

     At December 31, 1997, approximately 53% of the Company's accounts receivable were due from three customers.

15. OTHER INCOME:

     Other income in 1997 consists primarily of gains recognized on the sale of substantially all of the net assets of Systems Chemistry and the PRIMAXX license. Other income in 1995 consists of a settlement of litigation of approximately $2.7 million, which is net of legal fees incurred.

16.   INCOME TAXES:

     The Company's income tax expense (benefit) for 1997, 1996 and 1995 is as follows:


                                          Year Ended December 31,
                                        ----------------------------
                                 1997           1996           1995
                                ------        --------        ------
                                        (in thousands)
           Federal
             Current..........  $    -        $ (2,344)       $  650
             Deferred.........   4,270          (3,012)          464
                                ------        --------        ------
                Total.........   4,270          (5,356)        1,114
                                ------        --------        ------

           State
             Current..........       -               -           182
             Deferred.........   1,210          (1,210)          202
                                ------        --------        ------

                Total.........   1,210          (1,210)          384
                                ------        --------        ------
                                $5,480        $ (6,566)       $1,498
                                ------        --------        ------
                                ------        --------        ------



     The following is a reconciliation of the statutory federal income tax expense (benefit) to the effective tax expense (benefit) for 1997, 1996 and 1995 (dollars in thousands):


                                        % of               % of             % of
                                       Pretax             Pretax           Pretax
                               1997     Loss      1996    Income    1995   Income
                            ---------  -------  --------  -------  ------  ------
Statutory income tax......  $ (14,726)  (35.0)% $ (9,336)  (35.0)%  $1,764   34.0%
State income taxes, net of
 federal benefit..........     (2,299)   (5.5)      (577)   (2.2)      386    7.4
Effect of foreign sales
 corp.....................          -       -          -       -      (402)  (7.7)
Other nondeductible costs.        205      .5        222     0.8       172    3.3
Research and development
 credit...................          -       -          -       -      (100)  (1.9)
Valuation allowance.......     22,300    53.0      2,600     9.7         -      -
Other.....................          -       -        525     2.1      (322)  (6.2)
                            ---------   ------  --------   ------   ------  -----
                            $   5,480    13.0%  $ (6,566)  (24.6)%  $1,498   28.9%
                            ---------   ------  --------   ------   ------  -----
                            ---------   ------  --------   ------   ------  -----

The net deferred tax assets consist of the following:


                                                             December 31,
                                                 ---------------------------------
                                                   1997                     1996
                                                 --------                  -------
                                                           (in thousands)
Deferred tax assets
  Warranty and installation reserve............  $  2,325                  $ 2,730
  Allowance for doubtful accounts..............       357                      531
  Allowance for excess and obsolete inventories     2,048                    1,114
  Accrued licensing fees.......................       102                      102
  Deferred compensation........................       410                      412
  Uniform inventory capitalization.............       166                      484
  Salary and benefit accruals..................        59                      225
  Net operating loss carryforwards.............    17,374                    3,625
  Federal credit carryforward..................       320                      320
  Amortization.................................       189                       48
  Commissions..................................       529                      260
  Restructuring expenses.......................     1,093                        -
  Other........................................     1,360                      165
                                                 --------                  -------
      Total deferred tax assets................    26,332                   10,016
  Valuation allowance for deferred tax assets..   (24,900)                  (2,600)
                                                 --------                  -------
                                                 $  1,432                  $ 7,416
                                                 --------                  -------


Deferred tax liabilities
  Depreciation.................................      (320)                    (238)
  Gain on litigation settlement................    (1,097)                  (1,097)
  Other........................................       (15)                    (601)
                                                 --------                  -------
    Total deferred tax liabilities.............     1,432                   (1,936)
                                                 --------                  -------

Net deferred tax assets........................  $      -                  $ 5,480
                                                 ========                  =======


     At December 31, 1997, the Company had approximately $45 million of federal and $17 million of state net operating loss carryforwards available. These carryforwards generally expire in 2012.

     The Company's valuation allowance for deferred tax assets will be available to offset future income tax expense when it becomes more likely than not that such deferred tax assets will be realized. The valuation allowance was increased $22.3 million and $2.6 million in 1997 and 1996, respectively.

17.  STOCK OPTIONS AND WARRANTS:

     The Company has stock options outstanding to participants under four stock option plans which are the 1995 Stock Option Plan for Non-Employee Directors, the 1997 Stock Option Plan for Non-Employee Directors, the Amended and Restated 1991 Stock Option Plan and the Executive Stock Option Plan. The Company has granted nonqualified stock options to officers, directors and key employees under these plans at prices not less than fair market value on the date of grant. Generally, options become exercisable over a four-year period after the date of grant and expire ten years from the date of grant.

     In 1995, the Company adopted a Stock Option Plan for Non-Employee Directors. Under the Plan, non-employee directors of the Company are granted options to purchase 5,000 shares of the Company's common stock upon the appointment to the Board and thereafter receive annual option grants for 3,000 shares per year on the day following the Company's annual meeting of stockholders. The aggregate number of options that may be issued under the plan is 200,000, subject to adjustment upon the occurrence of a stock dividend, stock split, recapitalization or certain other capital adjustments. At December 31, 1997, 31,000 options have been granted under the 1995 Stock Option Plan for Non-Employee Directors. Exercise prices range from $3.38 to $10.13. In connection with the adoption of the 1997 Stock Option Plan for Non-Employee Directors, the Board of Directors has discontinued use of this plan.

     In 1997, the Company adopted the 1997 Stock Option Plan for Non-Employee Directors subject to approval of the Company's stockholders at the 1998 annual meeting. Under the plan, non-employee directors of the Company are granted options to purchase 75,000 shares of the Common stock upon appointment to the Board of Directors. The aggregate number of options that may be issued under the plan is 500,000, subject to adjustment for stock dividends, stock splits, recapitalization or certain other adjustments. At December 31, 1997, 300,000 options have been granted (at $3.125 per share) under the 1997 Stock Option Plan for Non-Employee Directors subject to approval of the plan noted previously.

     The Company's Amended and Restated 1991 Stock Option Plan (1991 Plan) provides both incentive and non-qualified stock options to be granted to officers, employees, consultants and advisors. Under the plan, options may be granted for the purchase of up to 4,000,000 shares of Common stock, subject to adjustments for stock dividends, stock splits, recapitalization or certain other adjustments. The number of options to be granted and the option prices are determined by the Board of Directors or the stock option plan committee in accordance with the terms of the plan. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of such shares on the date of grant and the maximum exercise period is ten years. The Company also has an Executive Stock Option Plan (Executive Plan) that provides for the issuance of up to 588,495 shares of Common stock. At December 31, 1997 592,302 options are available for grant under the 1991 Plan.

Summary information with respect to options under the 1991 Plan and Executive Plan, is as follows:


                                Amended and Restated            Executive
                               1991 Stock Option Plan       Stock Option Plan
                             --------------------------  -----------------------
                             Outstanding     Option      Outstanding    Option
                               Options       Prices        Options      Prices
                             -----------  -------------  -----------  ----------
Outstanding Options
--------------------------

Balance, January 1, 1995....     267,682    $2.39-$6.00      582,995  $.57-$6.00

 Granted....................     646,000    4.06- 11.13            -           -
 Exercised..................     (65,305)  (2.39-  6.00)     (46,745)        .57
 Canceled...................     (10,209)  (2.39-  4.50)           -           -
                             -----------  -------------  -----------  ----------

Balance, December 31, 1995..     838,168    2.39- 11.13      536,250        6.00

 Granted....................   1,046,066    5.00- 11.25            -           -
 Exercised..................    (118,628)  (2.39-  6.00)           -           -
 Canceled...................    (170,449)  (2.39- 11.25)           -           -
                             -----------  -------------  -----------  ----------

Balance, December 31, 1996..   1,595,157     2.39-11.13      536,250        6.00

 Granted....................   2,856,766      2.63-4.38            -           -
 Exercised..................     (22,934)    (3.02-4.44)           -           -
 Cancelled..................  (1,341,772)   (2.39-11.13)           -           -
                             -----------  -------------  -----------  ----------

Balance, December 31, 1997..   3,087,217   $2.39-$11.00      536,250       $6.00
                             ===========  =============  ===========  ==========





     At December 31, 1997, there were 840,300 exercisable options under the Amended and Restated 1991 Stock Option Plan, 536,250 exercisable options under the Executive Stock Option Plan and 16,000 exercisable options under the 1995 Stock Option Plan for Non-Employee Directors.

     In 1993, the Company issued warrants to purchase 150,000 shares of Common stock at $5 per share and 63,750 shares at $6 per share. Warrants to purchase 63,750 shares at $6 were exercised during 1996. Warrants to purchase 35,000 and 5,000 shares at $5 per share were exercised in 1995 and 1994, respectively, and the remaining warrants expire in August 1998.

     The Company applies the measurement principles of APB opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans or stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB statement 123, the Company's pro forma net loss for basic and diluted loss per share purposes for 1997 and 1996 would have been increased by $3.8 million, or .23 per Common share and $2.9 million, or $0.17 per Common share, respectively. 1995 pro forma net income for earnings per share basic and diluted purposes would have decreased by $2.2 million or $0.14 per Common share (basic) and $.11 per share (diluted).

     In November 1997, 6,616,367 warrants, exercisable at $2.25 per share, were issued in connection with the Company's $20 million private placement. These warrants expire in November 2007.

Activity in the 1991 Plan and Executive Plans is summarized as follows:

                                                                   Shares Under                       Weighted Average
                                                                     Options                           Exercise Price
                                                                   ------------                       ----------------

          Balance, January 1, 1995                                      850,677                                  $5.25
            Options granted                                             646,000                                   6.12
            Options exercised                                          (112,050)                                  2.56
            Options canceled                                            (10,209)                                  5.82
                                                                       --------                                  -----

          Balance, December 31, 1995                                  1,374,418                                   5.81
            Options granted                                           1,046,066                                   8.40
            Options exercised                                          (118,628)                                  5.04
            Options canceled                                           (170,449)                                  8.87
                                                                     ----------                                  -----

          Balance, December 31, 1996                                  2,131,407                                  $6.91
            Options granted                                           2,856,766                                   3.24
            Options exercised                                           (22,934)                                  3.40
            Options canceled                                         (1,341,772)                                  6.14
                                                                     ----------                                  -----

          Balance, December 31, 1997                                  3,623,467                                  $4.29
                                                                     ==========                                  =====

Stock options outstanding at December 31, 1997 are summarized as follows:

            Range of                                               Weighted Average                            Weighted
            Exercise                    Number                         Remaining                                Average
             Prices                  Outstanding                   Contractual Life                         Exercise Price
          $2.39- 5.50                  2,642,717                       9.0 years                                 $3.25
           5.51-11.00                    980,750                       8.2 years                                  7.09
          -----------                  ---------                       ---------                                 -----
          $2.39-11.00                  3,623,467                       8.9 years                                 $4.29
          ===========                  =========                       =========                                 =====

     The weighted average fair value of options granted during 1997, 1996 and 1995 were $1.35, $3.40 and $4.89 per share, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 45%; risk-free interest rates of 5.3% in 1997, 6.5% in 1996 and 5.4% in 1995; and expected lives of four years.

18.  PREFERRED STOCK:

     The Company has authorized 5,000 shares of Preferred stock, $.01 par value per share. The Board of Directors can designate and issue from time to time one or more classes or series of Preferred stock and may fix and determine the relative rights, preferences and limitations of each class or series so authorized. In March 1997, the Company issued 1,303 shares of Series A Convertible Preferred stock (the "Series A Stock") convertible into approximately 2.7 million shares of Common stock (see Note 10). Holders of Series A Stock receive a liquidation preference of $3.70 per Common share.

     During 1997, 617.7 shares of Series A stock were converted into 1,235,400 common shares. Each remaining share of Series A stock is convertible into 2,000 shares of the Company's common stock.

19.  BENEFIT PLANS:

     The Company maintains a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code in which all employees are eligible to participate after completing three months of service. Participants may contribute from 1% to 15% of their compensation each year.
The Company does not make matching contributions and does not maintain any other pension or post-retirement benefit plans.


     The Company maintains an employee stock purchase plan whereby up to 500,000 shares of Common stock can be purchased by employees. Purchases are made each June 30 and December 31 at a price equal to the lower of 85% of the fair market value of the stock on the first day or the last day of the six-month period then ended. Purchases are limited as defined in the plan. The plan is available to all eligible employees of the Company and its subsidiaries who are not beneficial owners of 5% or more of the outstanding Common stock. During 1997 and 1996, a total of 191,601 and 145,730 shares, respectively, were purchased under the plan. 93,487 shares remain available for purchase under this plan.


20.  SUPPLEMENTAL CASH FLOWS DISCLOSURES:

     Interest paid was $4.1 million, $5.2 million and $2.0 million in 1997, 1996 and 1995, respectively. Income tax paid was $23,000 in 1997, $364,000 in 1996 and $1.7 million in 1995.

     During 1997, 1996 and 1995, capital lease obligations of $601,000, $6.5 million and $2.1 million were incurred when the Company entered into a financing lease for equipment purchases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company previously filed a Form 8-K and a Form 8-K/A on December 24, 1996 and January 9, 1997, respectively, regarding the above matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information with respect to the Company's directors will be contained in the Company's definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------

(a)(1)   The following financial statements are included in Part II, Item 8:

         Reports of Independent Auditors

         Financial Statements:
         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Operations for the Years Ended
             December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity (Deficit) for the Years
             Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

(2)      The following financial schedule is submitted herewith:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)      Exhibits included herein:

         2.1 Agreement and Plan of Merger dated March 21, 1996, among the Company, SubImtec Acquisition Corp., IMTEC Acculine, Inc. and the sole shareholder of IMTEC (5)

         3.1   The Company's Certificate of Incorporation (1)

         3.2   The Company's By-Laws (1)

         3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Non-Redeemable Preferred stock (8)

         4.1   Form of Warrant to Purchase Common stock (6)


         4.2 Indenture dated January 29, 1998 between Submicron Systems Corporation, a Delaware Corporation, and United States Trust Company of New York, a New York Corporation (10)

         4.3 Purchase Agreement dated November 26, 1997, regarding 12% Senior Subordinated Notes due February 2002 and Warrants, including Form of Note (9)

         4.4 Warrant Agreement dated November 26, 1997, including Form of Warrant (9)

  10.1  Amended and Restated 1991 Stock Option Plan (3)(4)

  10.2  Executive Stock Option Plan (1)(3)

  10.3  1994 Employee Stock Purchase Plan (3)(4)

  10.4  1995 Stock Option Plan for Non-Employee Directors (3) (6)

  10.5  Stockholder Agreement dated November 26, 1997(9)

  10.6  Employment Agreement between the Company and James S. Molinaro (1)(3)

  10.7  Employment Agreement between the Company and David J. Ferran.

  10.8  Employment Agreement between the Company and John W. Kizer.

  10.9  Employment Agreement between the Company and David W. Dedman.

  10.10 Lease Agreement, as amended, dated as of January 16, 1992, between Rouse and Associates ("Rouse") and SSC, as amended by Letter Agreement dated February 13, 1992, between Realprop Management, Inc.,
        (an affiliate of Rouse) and SubMicron (1)

  10.11 Loan and Security Agreement among Greyrock Business Credit, a division of Nations Credit Commercial Corporation, Submicron Systems, Inc. and Submicron Wet Process Systems, Inc. dated November 25, 1997.

  10.12 Tax Indemnification Agreement dated May 22, 1992, among SubMicron, David F. Levy and James S. Molinaro (1)

  10.13 Indemnity Agreement, dated April 1992, by and among SubMicron, David Levy and James Molinaro (1)

  10.14 Agreements of Sale and Purchase, dated February 23, 1996, between D&M Properties and the Company (6)

  10.15 Form of Subordinated Note and Preferred Stock Purchase Agreement(8)

  10.16 Asset Purchase Agreement among Submicron Systems Corporation, Systems Chemistry Incorporated and The BOC Group, Inc.

  21    List of Subsidiaries

  23.1  Consent of Ernst & Young LLP

  23.2  Consent of Arthur Andersen LLP

  23.3  Consent of Ireland, Sanfilippo & Company

  27    Financial Data Schedule

-----------------

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

 (8) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (9) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K and dated November 26, 1997.

(10) Incorporated by reference to an Exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 333-38741.



(b)     Reports on Form 8-K:
        8-K filed November 26, 1997

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                             Balance at
                             Beginning      Charged to Costs   Other                 Balance at
                             of Period        and Expenses    Accounts  Deductions  End of Period
                          ----------------  ----------------  --------  ----------  -------------

For the year ended
 December 31, 1997:

 Allowances for doubtful
 accounts receivable      $1,297,000        $813,000          $(90,000) $(1,075,000)    $  945,000
                          ================  ================  ========  ===========     =============

For the year ended
 December 31, 1996:

 Allowances for doubtful
 accounts receivable      $  473,000        $824,000          $      -  $        -      $1,297,000
                          ================  ================  ========  ===========     =============

For the year ended
 December 31, 1995:

 Allowances for doubtful
 accounts receivable      $  446,000        $ 27,000          $      -  $      -        $  473,000
                          ================  ================  ========  ===========    ==============


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUBMICRON SYSTEMS CORPORATION


                                        By:     /s/David J. Ferran
                                           ---------------------------------
                                           David J. Ferran, President


Date:  April 15, 1998


     Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature               Capacity                       Date
     ---------               --------                       ----

     /s/David J. Ferran      President and Director         April 15, 1998
     ----------------------
     David J. Ferran         (Principal Executive Officer)


     /s/John W. Kizer        Chief Financial Officer        April 15, 1998
     ----------------------
     John W. Kizer           (Principal Financial and
                             Accounting Officer)


     /s/Mark R. Benham       Director                       April 15, 1998
     ----------------------
     Mark R. Benham



     /s/Ronald B. Booth      Director                       April 15, 1998
     ----------------------
     Ronald B. Booth



     /s/Michael H. Khougaz   Director                       April 15, 1998
     ----------------------
     Michael H. Khougaz



     /s/Barry W. Ridings     Director                       April 15, 1998
     ----------------------
     Barry W. Ridings



     /s/Leonard R. Weisberg  Director                       April 15, 1998
     ----------------------
     Leonard R. Weisberg




     /s/Donald Zito          Director                       April 15, 1998
     ----------------------
     Donald Zito
