Form 10-K/A
period 1997-12-31
SUBMICRON SYSTEMS CORP
filed 1998-04-30
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-1


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

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

         330 HEDGEWOOD DRIVE
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

                           Yes    /x/                   No    / /

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Based on the closing sale price of March 25, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $31,006,417.

The number of shares outstanding of the Registrant's Common Stock was 18,747,117 at March 25, 1998.

Part III of the Annual Report on Form 10-K for the year ended December 31, 1997 of SubMicron Systems Corporation (the "Company") is hereby amended and restated in its entirety as follows:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Set forth below is certain information regarding the Company's directors and executive officers:

                                         POSITIONS WITH
NAME                         AGE         THE COMPANY


David J. Ferran              41          President,
                                         Chief Executive Officer
                                         and Director(2)


David W. Dedman              44          Executive Vice President,
                                         Global Business Development

Michael G. Gawarecki         49          Vice President, Operations

Jack M. Gottschalk           52          Vice President, Human Resources

John W. Kizer                56          Chief Financial Officer and
                                         Vice President, Finance


James S. Molinaro            36          Vice President, Technical
                                         Planning and Data Analysis



Richard E. Novak             53          Senior Vice President,
                                         Technology



Mark R. Benham               47          Director(2)(4)(5)



Ronald B. Booth              49          Director(1)(4)



Michael H. Khougaz           39          Director(1)(4)(5)



Barry W. Ridings             46          Director(3)(5)


Leonard R. Weisberg          68          Director(2)


Donald Zito                  57          Director(3)(4)

(1)      Term expires at 2000 annual meeting.

(2)      Term expires at 1999 annual meeting.

(3)      Term expires at 1998 annual meeting.

(4)      Member of the Compensation Committee of the Board of Directors.

(5)      Member of the Audit Committee of the Board of Directors.

          Mr. Ferran became President, Chief Executive Officer and a director of the Company in May 1997. Prior thereto, Mr. Ferran served as President and Chief Executive Officer of Tylan General Corporation ("Tylan General") and its predecessor from 1984, and as Chairman of its Board of Directors from February 1994 until February 1997, when Tylan General was acquired. Mr. Ferran has a B.S. in Business Administration from the University of New Hampshire.

          Mr. Dedman was made Executive Vice President with the Company in May 1997. He has 15 years of experience in the international semiconductor equipment market and will be responsible for the formation of strategic partnerships and equipment sales and support. Previously, he worked with Tylan General as Senior Vice President of Sales and Support and was also a member of the company's executive committee. Prior work experience includes Emerson Electric and E.I. DuPont.

          Mr. Gawarecki assumed his position with the Company in September 1997. He has over 21 years of experience in Senior Operational Management positions. Recently, he was Vice President, Operations (California) for Tylan General, and was a Director of Operations after its acquisition by Millipore. Additional experience includes Senior Operational positions at Nellcor, Inc., Teletronics Corp., and IVAC, Inc. Mr. Gawarecki has a BA in Business Administration from National University in San Diego and an AS in Electronics Technology.

         Dr. Gottschalk joined the Company in January 1998 as Vice President, Human Resources. He has over twenty years of experience in the field of Human Resources and has worked for four Fortune 500 corporations, including Firestone Tire and Rubber Company, BF Goodrich, the Carlisle Corporation, and, most recently, the Hershey Foods Corporation as Director, Human Resources for Hershey Chocolate North America. Dr. Gottschalk holds a Ph.D. from Kent State University in Organization Behavior and Quantitative Analysis.

         Mr. Kizer has been Vice President, Finance and Chief Financial Officer of the Company since July 1997, and served as a consultant to the Company from May 1997 until assuming such position. From June 1996 to May 1997, he was a Vice President and Corporate Controller of Tylan General Corporation. Prior to joining Tylan General, Mr. Kizer served as Vice President, Finance and Chief Financial Officer for Robershaw Controls Company and also held financial management positions at Trustcorp Bank Ohio and Champion Spark Plug Company. He has over 25 years of experience in senior financial management positions. Mr. Kizer holds a BBA degree from the University of Toledo and is a Certified Public Accountant.

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


          Dr. Novak has been with the Company since 1991. Dr. Novak earned his Ph.D. in Ceramic Engineering from the University of Illinois. Previous work experience includes Honeywell, RCA, and FSI International. Dr. Novak was instrumental in basic research concerning the use of Gallium-Arsenide in the manufacturing of integrated circuits.



         Mr. Benham has been a director of the Company since 1997. Mr. Benham has fifteen years of experience in private equity and investment banking. Prior to co-founding Celerity Partners, from 1988-1992 he was a Senior Investment Officer of Citicorp Venture Capital, Ltd. in New York. Prior to joining Citicorp, Mr. Benham was an advisor to Yamaichi UniVen Co., Ltd., the venture capital subsidiary of Yamaichi Securities International, with $180 million under management. Mr. Benham holds a BA degree in English from the University of California, Berkeley, and an MA and MBA from The University of Chicago, both with honors. Mr. Benham is a Director of Dynamic Circuits, Inc. and Unarco Commercial Products.




         Mr. Booth has been a director of the Company since January 1998. Mr. Booth has been President of Pacific Air Aviation, Inc., an air charter company in Las Vegas, Nevada, since October 1993. From October 1992 to September 1993, Mr. Booth was Chief Financial Officer of Arcadian Motor Carrier, Inc., a nationwide trucking operation, and from September 1984 to October 1992, he was Vice President of Finance for WestAir Commuter Airlines. Mr. Booth is a Certified Public Accountant and has a B.S. degree in Business Administration/Accounting from California State University, Chico.



         Mr. Khougaz has been a director of the Company since January 1998. Mr. Khougaz is a Managing Director and founding partner of Equinox Investment Partners, a private investment firm with $300 million of assets and commitments for mezzanine and private equity under management. Prior to forming Equinox, he was an Executive Director of Kleinwort Benson Limited, a leading British Merchant Bank. From 1986 to 1996, Mr. Khougaz served Kleinwort Benson in a variety of corporate finance functions in Los Angeles, London and New York. Prior to joining Kleinwort Benson, Mr. Khougaz was an officer of Continental Illinois Corp. Mr. Khougaz completed his undergraduate studies at the University of California at Berkeley and Los Angeles, and received his MBA from the Univerity of Southern California. He earned his CPA designation in 1994. Mr. Khougaz is currently a director of Dynamic Circuits, Inc., Labtec, Inc. and Prime Matrix, Inc.


         Mr. Ridings has been a director of the Company since 1993. Since March 1990, Mr. Ridings has been a Managing Director for BT Alex. Brown Incorporated. From June 1986 to March 1990, Mr. Ridings was a Managing Director for Drexel Burnham Lambert, investment bankers. Mr. Ridings is also a director of Noodle Kidoodle, Inc., New Valley Corporation, Norex Industries, Inc., Telemundo Group, Inc., Search Capital Group, Inc. and TransCor Waste Services Inc. Mr. Ridings received an M.B.A. from Cornell University.

         Mr. Weisberg has been a director of SubMicron since its inception in 1988. Mr. Weisberg was Vice President, Research and Engineering for Honeywell Inc. from 1980 until his retirement at the end of 1994. Prior to joining Honeywell, Mr. Weisberg served as Director of Electronics and Physical Sciences in the Office of the Secretary of Defense of the United States Department of Defense. Previously, Mr. Weisberg was Vice President and Director of the Central Research Laboratory of Itek Corporation and was Director of the Semiconductor Device Research Laboratory of RCA Laboratories. Mr. Weisberg has a B.A. in Physics from Clark University and an M.A. in Physics from Columbia

University.


         Mr. Zito has been a director of the Company since January 1998. Mr. Zito is recently retired from Parker Hannifin Corp. His career there spanned 35 years, with his most recent position being corporate Vice President and President of the Fluid Connectors Group. Prior to assuming this position in 1987, Mr. Zito was Vice President of Operations for the Fluidpower Group, headquartered in Des Plaines, IL., where he was responsible for the Group's Cylinder, Pneumatic and Filter Divisions. Mr. Zito graduated from Case Institute of Technology (now Case Western Reserve University) in 1962 with a Bachelor of Science Degree in Metallurgical Engineering. Mr. Zito currently serves on the boards of Lokring Corp., and the Meridia Health System Division of the Cleveland Clinic.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and executive officers are required to file reports with the Securities and Exchange Commission, within specified monthly and annual due dates, relating to their ownership of and transactions in the Common Stock. A Form 4 to be filed by Leonard R. Weisberg, a director of the Company, was inadvertently filed in an untimely manner.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE


         The following table sets forth the cash compensation paid by the Company as well as certain other compensation paid or accrued during fiscal 1995, 1996 and 1997 to the Company's current Chief Executive Officer, the Company's former Chief Executive Officer and to each of the Company's five other most highly compensated executive officers at the end of 1997 (collectively, the "Named Executives") whose compensation exceeded $100,000 during such fiscal year:



---------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                    LONG-TERM
                                                                                COMPENSATION
                                  ----------------------------------------------------------
                                                          OTHER ANNUAL             AWARDS            ALL OTHER
 NAME AND PRINCIPAL     FISCAL    SALARY ($)     BONUS    COMPENSATION          ------------       COMPENSATION
      POSITION           YEAR                     ($)       ($) (1)             OPTIONS (#)             ($)
---------------------------------------------------------------------------------------------------------------
David J. Ferran(2),      1997      210,256      44,943    303,235               1,000,000               --
Interim Chairman of
the Board, President
and Chief Executive
Officer
---------------------------------------------------------------------------------------------------------------
John W. Kizer(4),        1997       81,827        --       60,484(5)              100,000               --
Chief Financial
Officer and Vice
President, Finance
---------------------------------------------------------------------------------------------------------------
David W.                 1997      119,230        --       86,004(3)              125,000               --
Dedman(6),
Executive Vice
President, Global
Business
Development
---------------------------------------------------------------------------------------------------------------
James S. Molinaro,       1997      340,000        --        --                       --                 --
Vice President,          1996      340,000      34,000      --                     25,000               --
Technical Planning       1995      340,000      46,320      --                     45,000               --
and Data Analysis
---------------------------------------------------------------------------------------------------------------
Michael G.               1997       49,230        --        --                    125,000               --
Gawarecki(7), Vice
President, Operations
---------------------------------------------------------------------------------------------------------------
David F. Levy            1997      150,000(8)     --      210,000(9)                 --                 --
                         1996      360,000      46,230     47,617(10)              73,000               --
                         1995      340,000        --        --                     55,000               --
===============================================================================================================

------------------------

(1) Except as noted below, none of the Named Executives received any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive.

(2) Mr. Ferran joined the Company in May 1997, and, pursuant to his employment agreement was being compensated at an annualized base salary of $333,333 at the end of 1997.

(3)      Consists of relocation expenses reimbursement.

(4) Mr. Kizer began consulting with the Company in May 1997 and was appointed Chief Financial Officer of the Company in July 1997. Pursuant to his employment agreement, Mr. Kizer was being compensated on the basis of an annual salary of $150,000 at the end of 1997.


(5)      Consists of fees paid for consulting services.


(6) Mr. Dedman joined the Company in May 1997 and, pursuant to his employment contract, was being compensated on the basis of an annual salary of $200,000 at the end of 1997.



(7) Mr. Gawarecki joined the Company in September 1997 and, pursuant to his employment agreement, was being compensated on the basis of an annual salary of $200,000 at the end of 1997.



(8) Mr. Levy served as the Company's President and Chief Executive Officer until May 1997. In such position, Mr. Levy's compensation was $150,000 through May 31, 1997.

(9) In connection with Mr. Levy's termination of employment by the Company, he entered into a consulting/severance agreement with the Company which provided for payments totalling $210,000.



(10)      Includes automobile reimbursement of $24,042.


STOCK OPTION GRANTS

         The following table contains information concerning grants of stock options under the Stock Option Plan to each of the Named Executives during 1997. The Company does not have any plan pursuant to which stock appreciation rights ("SARs") may be granted.

                              OPTION GRANTS IN 1997


                                                                                                   Potential Realizable Value at
                                                                                                   Assumed Annual Rates of Stock
                                                                                                   Price Appreciation  for Option
                                        Individual Grants                                          Term (1)
                         ----------------------------------------------------------------------    ------------------------------
                         Number of
                         Securities       % of Total
                         Underlying       Options Granted
                         Options          to Employees in       Exercise Price     Expiration
Name                     Granted(#)(2)    1997                  ($/Sh)(3)          Date                  5%             10%
----------------         -------------    ------------------    ---------------    ------------    --------------    ----------
David J. Ferran          1,000,000          37.08                3.125             5/05/07         1,965,313         4,980,313


John W. Kizer              100,000           3.71                3.125             7/27/07           196,531           498,031

David W. Dedman            125,000           4.63                2.75              5/07/07           216,184           547,834


James S. Molinaro            --              --                   --                 --                --                --

Michael G. Gawarecki       125,000           4.63                3.0525            9/07/07           240,751           610,088

David F. Levy                --              --                   --                 --                --                --


--------------------

(1) Illustrates the value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming specified compounded rates of appreciation on the Common Stock over the term of the options. Assumed rates of appreciation are not necessarily indicative of future stock performance.

(2) All options granted vest in four equal annual installments beginning on the first anniversary of their date of grant.


(3) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of the grant.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth certain information regarding the stock options exercised by each of the Named Executives during 1997 and the value of options held by each of the Named Executives at December 31, 1997.

                       AGGREGATED OPTION EXERCISES IN 1997
                     AND OPTION VALUES AT DECEMBER 31, 1997


------------------------------------------------------------------------------------------------------------------------
                                                 NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED
                                                 OPTIONS AT                             IN-THE-MONEY OPTIONS
                                                 DECEMBER 31, 1997 (#)                  AT DECEMBER 31, 1997 ($)(1)
                                                 -----------------------------------------------------------------------

                    SHARES          VALUE
                    ACQUIRED ON     REALIZED
NAME                EXERCISE (#)    ($)          EXERCISABLE       UNEXERCISABLE     EXERCISABLE           UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
David J. Ferran          --             --              --          1,000,000              --                     --
------------------------------------------------------------------------------------------------------------------------
John W. Kizer            --             --              --            100,000              --                     --
------------------------------------------------------------------------------------------------------------------------
David W.                 --             --              --            125,000              --                     --
Dedman
------------------------------------------------------------------------------------------------------------------------
James S.                 --             --         338,125                 --              --                     --
Molinaro
------------------------------------------------------------------------------------------------------------------------
Michael G.               --             --              --            125,000              --                     --
Gawarecki
------------------------------------------------------------------------------------------------------------------------
David F. Levy            --             --         396,125                 --              --                     --
------------------------------------------------------------------------------------------------------------------------


(1) None of the Named Executives had outstanding options as of December 31, 1997 with an exercise price below $2.125, the last sale price of the Common Stock on the Nasdaq National Market on December 31, 1997.

EMPLOYMENT CONTRACTS


         David J. Ferran entered into an employment agreement with the Company in May 1997 which provided for him to earn an annual base salary of $333,333, which may be increased or decreased from time to time, but not less than $333,333. The employment agreement has no specific term; however, in the event the Company terminates Mr. Ferran's employment without "cause" or if he should terminate his employment because of "good reason" (each as defined in the Agreement), Mr. Ferran will be entitled to receive a lump sum payment equal to the greater of (i) the amount, if any, by which $1,000,000 exceeds the total amount paid to Mr. Ferran in base salary under the Agreement and (ii) the sum of his salary for 18 months at the rate in effect immediately prior to such termination and an amount equal to the bonus actually paid to Mr. Ferran for the preceding fiscal year. If such termination follows a "change in control" (as defined in the Agreement), Mr. Ferran will be entitled to the amount set forth above plus certain additional amounts.

          Messrs. Dedman, Gawarecki and Kizer entered into employment agreements with the Company which provide for them to earn annual base salaries as set forth in the notes to the Summary Compensation Table as set forth elsewhere in this Report. The employment agreements have no specific term; provided, however, in the event the Company terminates the relevant Named Executive's employment without "cause" or if the Named Executive should terminate his employment because of "good reason" (each as defined in the agreements), the Named Executive will be entitled to receive a lump sum payment equal to the Named Executive's salary for 12 months at the rate paid immediately prior to such termination plus an amount equal to the greater of (a) the total bonus compensation paid to such Named Executive for the preceding fiscal year and (b) 25% of such Named Executive's base salary immediately prior to such termination. If such termination follows a "change in control" (as defined in the agreement), each Named Executive will be entitled to the amount set forth above plus certain additional amounts.

          James S. Molinaro entered into an employment agreement with the Company which initially provided for an annual base salary of $265,200, which base salary may be increased or decreased from time to time in the sole discretion of the Company's Board. In no event, however, may the annual base salary be less than $240,000 per annum. For fiscal 1997, the base annual salary of Mr. Molinaro was fixed at $340,000. The employment agreement has an initial five-year term expiring in August 1998, and is automatically renewable at the end of such term for an additional year and each year thereafter unless either party to the agreement should give notice of nonrenewal. In the event the Company should terminate the employment of Mr. Molinaro without "cause" or if Mr. Molinaro should terminate his employment because of a material breach by the Company of his employment agreement, Mr. Molinaro will be entitled to receive a severance benefit equal to his then annual base salary for a period of three years. However, if such termination follows a merger or sale of all or substantially all of the Company's assets, Mr. Molinaro will be entitled to receive a severance benefit equal to his then annual base salary for a period of five years.

          In May 1997, David F. Levy stepped down as President and Chief Executive Officer of the Company. In connection therewith, in lieu of his previous employment agreement (which was substantially similar to Mr. Molinaro's agreement), Mr. Levy entered into a new agreement which provided for Mr. Levy to be paid specified amounts until June 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with respect to the beneficial ownership as of April 1, 1998 of each person who was known to the Company to be the beneficial owner of more than 5% of the Common Stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

-------------------------------------------------------------------------------

Name and Address of                            Number of            Percent of
Beneficial Owner          Title of Class       Shares(1)            Class
-------------------------------------------------------------------------------
David F. Levy             Common Stock         2,046,125(3)           6.8%
6330 Hedgewood Drive
Allentown, PA 18106
-------------------------------------------------------------------------------
James S. Molinaro         Common Stock         2,318,125(4)           7.7
6330 Hedgewood
Drive, #150
Allentown, PA 18106
-------------------------------------------------------------------------------
The KB Mezzanine          Common Stock         5,293,094(5)           14.9
Fund II, L.P.
405 Lexington
Avenue, 21st Floor
New York, NY
10174
-------------------------------------------------------------------------------
Celerity Silicon,         Common Stock         1,323,273(5)            4.2
L.L.C.
11111 Santa Monica
Blvd., Suite 1127
Los Angeles, CA
90025---------------------------------------------------------------------------

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or Warrants held by such person that are or will become exercisable within sixty days of April 1, 1998.

(2) Includes voting power of Common Stock and Class A Preferred Stock, voting together.

(3)      Includes options to purchase 396,125 shares of Common Stock.

(4)      Includes options to purchase 338,125 shares of Common Stock.

(5) This information is based on a Schedule 13D/A, dated December 31, 1997, filed by The KB Mezzanine Fund II, L.P. and Celerity Silicon, L.L.P. with the Securities and Exchange Commission. Based on the Schedule 13D, the beneficial ownership consists solely of warrants to purchase shares of Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 1, 1998 of (i) each director of the Company, (ii) each of the Named Executives (as hereinafter defined) and
(iii) all the directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.


--------------------------------------------------------------------------------

Name of                                        Number of             Percent of
Beneficial Owner           Title of Class      Shares(1)                Class
--------------------------------------------------------------------------------
David J. Ferran            Common Stock          250,000(3)               *
--------------------------------------------------------------------------------
Mark R. Benham             Common Stock        1,323,273(4)              4.1
--------------------------------------------------------------------------------
Ronald B. Booth            Common Stock           26,700(5)               *
--------------------------------------------------------------------------------
Michael H.                 Common Stock        5,293,094(6)             14.7
Khougaz(5)
--------------------------------------------------------------------------------
Barry W. Ridings           Common Stock           85,700(7)               *
--------------------------------------------------------------------------------
Leonard R. Weisberg        Common Stock           56,155(8)               *
--------------------------------------------------------------------------------
Donald Zito                Common Stock           20,000                  *
--------------------------------------------------------------------------------
David W. Dedman            Common Stock           31,250(3)               *
--------------------------------------------------------------------------------
Michael G.                 Common Stock            1,000                  *
Gawarecki
--------------------------------------------------------------------------------
John W. Kizer              Common Stock              --                  --
--------------------------------------------------------------------------------
James S. Molinaro          Common Stock        2,318,125(9)               7.5
--------------------------------------------------------------------------------
David F. Levy              Common Stock        2,046,125(10)              6.6
--------------------------------------------------------------------------------
Richard E. Novak           Common Stock           32,172(11)               *
--------------------------------------------------------------------------------
All executive officers     Common Stock       11,483,599                 30.1
and directors as a
group (13 persons)
--------------------------------------------------------------------------------


*        Less than 1 percent.


(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or Warrants beneficially held by such person that are or will become exercisable within sixty days of April 1, 1998.


(2) Includes voting power of Common Stock and Class A Preferred Stock, voting together.

(3)      Consists of options to purchase shares of Common Stock.


(4)      Consists of warrants for the purchase of shares of Common Stock.


(5) Includes options to purchase 12,500 shares of Common Stock and 7.1 shares of Class A Preferred Stock convertible into 14,200 shares of Common Stock.


(6)      Consists of warrants for the purchase of shares of Common Stock.


(7) Includes options to purchase 15,500 shares of Common Stock and 7.1 shares of Class A Preferred Stock convertible into 14,200 shares of Common Stock.

(8)      Includes options to purchase 25,500 shares of Common Stock.

(9)      Includes options to purchase 338,500 shares of Common Stock.

(10)     Includes options to purchase 396,125 shares of Common Stock.


(11)     Includes options to purchase 12,500 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         No relationships or transactions that are required to be disclosed.





                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUBMICRON SYSTEMS CORPORATION


Dated:  April 30, 1998                     By: /s/ David J. Ferran
                                              --------------------
                                               David J. Ferran, President and
                                               Chief Executive Officer