Form 10-Q
period 1998-03-31
SUBMICRON SYSTEMS CORP
filed 1998-05-15
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1998


                                       or

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

                                                        (X) Yes           ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 19,556,517 shares of Common stock outstanding, $.0001 par value, as of May 13, 1998.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

   Part I - Financial Information

        Item 1:      Financial Statements                                   Page

                     Consolidated Balance Sheets at

                        March 31, 1998 and December 31, 1997                 3

                     Consolidated Statements of Operations
                        for the three months ended March 31, 1998

                        and March 31, 1997                                   4

                     Consolidated Statements of Cash Flows for the
                        three months ended March 31, 1998 and
                        March 31, 1997.                                      5

                     Notes to Consolidated Financial Statements            6-8

        Item 2:      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations              9-13

        Item 6:      Exhibits

                     Exhibit 27 - Financial Data Schedule                   14

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS



                          SUBMICRON SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         March 31,   December 31,
                                                           1998          1997

         ASSETS
Current assets:

     Cash and cash equivalents                            $  3,402    $  8,228
     Accounts receivable, net                               10,953      16,632
     Inventories, net                                       12,128      13,152
     Prepaid expenses                                        3,011       2,288
                                                          --------    --------

                  Total current assets                      29,494      40,300

Property and equipment, net                                 12,603      13,815
Goodwill, net                                                1,402       1,457
Intangibles and other assets, net                            3,981       4,136
                                                          --------    --------

                                                          $ 47,480    $ 59,708
                                                          ========    ========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Line of credit                                       $  1,801    $  3,024
     Current portion of long-term debt                       1,790       1,849
     Accounts payable                                        5,504       6,830
     Accrued warranty and installation                       5,297       5,691
     Accrued expenses and other                              8,728       9,926
     Deferred revenues                                       3,425       3,955
                                                          --------    --------

                  Total current liabilities                 26,545      31,275

Long-term debt                                              31,357      31,023

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 5,000 shares

       authorized                                             --          --
     Preferred stock, Series A Convertible Preferred
       Stock, stated value, 273 and 685 shares

       issued and outstanding                                1,853       4,900
     Common stock, $.0001 par value, 100,000,000
       shares authorized, 19,201,517 and 18,338,949

       shares issued and outstanding                             2           2
     Additional paid-in capital                             56,130      53,067
     Accumulated deficit                                   (68,407)    (60,559)
                                                          --------    --------

                  Total stockholders' equity (deficit)     (10,422)     (2,590)
                                                          --------    --------

                                                          $ 47,480    $ 59,708
                                                          ========    ========

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               Three Months Ended March 31,
                                                   1998             1997
                                             ------------     --------------
System sales, net                                $ 7,430          $29,680
Service and other sales                            2,246            6,097
                                               ----------      ----------
     Total net sales                               9,676           35,777

Cost of system sales                               8,461           22,675
Cost of service and other sales                    1,727            6,129
                                               ----------      ----------
     Total cost of sales                          10,188           28,804
                                               ----------      ----------

     Gross margin                                   (512)           6,973

Selling, general and administrative expenses       3,623            9,164
Research and development expenses                  2,348            2,501
                                               ----------      ----------

     Operating loss                               (6,483)          (4,692)

Other income (expense):

  Interest income                                     92               59
  Interest expense                                (1,521)          (1,666)
  Other income, net                                   64               11
                                               ----------      ----------

     Total other expense, net                     (1,365)          (1,596)
                                               ----------      ----------

Loss before income taxes and

  extraordinary item                              (7,848)          (6,288)
Income tax provision                                 --             1,000
                                               ----------      ----------
Loss before extraordinary charge                  (7,848)          (7,288)
Extraordinary charge on debt extinguishment          --            (1,169)
                                               ----------      ----------
     Net loss                                    $(7,848)         $(8,457)
                                               ==========      ==========
Loss per Common share:

Loss before extraordinary charge                   (0.42)           (0.43)
Extraordinary charge                                 --             (0.07)
                                               ----------      ----------
Basic and diluted loss per Common share          $ (0.42)         $ (0.50)
                                               ==========      ==========
Weighted average number of
  shares of Common stock outstanding           18,526,546      16,890,214
                                               ==========      ==========

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

(IN THOUSANDS)

                                                            Three Months Ended March 31,
                                                                 1998          1997
                                                                -------      -------
Cash flows used in operating activities:

     Net loss                                                   $(7,848)     $(8,457)
     Adjustments to reconcile net (loss) income to
       net cash used in operating activities

         Depreciation and amortization                            1,483        1,310
         Extraordinary loss on debt extinguishment                 --          1,169
         Provision for valuation allowances                         612          144
         Deferred tax provision                                    --          1,021
         Accretion of note discount                                 399          314
         Non cash interest expense                                  300         --
     Changes in operating assets and liabilities:

         Decrease in accounts receivable                          5,430        3,207
         Decrease in inventories                                    661          547
         Increase in prepaid expenses and other                    (723)        (571)
         Decrease in other assets                                   110          273
         (Decrease) increase in accounts payable                 (1,326)         407
         Decrease in warranty, accrued expenses and other        (1,592)        (499)
         (Decrease) increase in deferred revenues                  (530)         327
                                                                -------      -------

         Net cash used in operating activities                   (3,024)        (808)
                                                                -------      -------

Cash flows used in investing activities:

         Capital expenditures                                      (171)        (227)
                                                                -------      -------
         Net cash used in investing activities                     (171)        (227)
                                                                -------      -------


Cash flows used in financing activities:

         Net payments under line of credit agreement             (1,223)      (2,125)
         Principal payments under capital lease obligations
         and long-term debt                                        (408)        (493)
                                                                -------      -------

         Net cash used in financing activities                   (1,631)      (2,618)
                                                                -------      -------

Net decrease in cash and cash equivalents                        (4,826)      (3,653)
Cash and cash equivalents at beginning of period                  8,228        5,426
                                                                -------      -------

Cash and cash equivalents at end of period                      $ 3,402      $ 1,773
                                                                =======      =======




                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

2.   SALE OF CERTAIN ASSETS

On December 31, 1997, the Company completed the sale of certain net assets of its subsidiary, Imtec Acculine Inc. (IMTEC). On August 7, 1997, the Company sold substantially all of the net assets of its subsidiary Systems Chemistry Incorporated (Systems Chemistry). Pro forma quarterly results presented below reflect the results of operations of the Company as if the sales of Systems Chemistry and Imtec had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that the Company would have obtained had such events occurred at the beginning of the period. Pro forma information is as follows (in thousands, except per share date):

                                                 Quarter ended March 31, 1997
         Net sales                                        $18,857
                                                          =======

         Loss before extraordinary charge                 $(7,114)
                                                          =======

         Basic and diluted loss before
          extraordinary charge per Common share           $  (.49)
                                                          =======


3. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

4. NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which the Company will be required to adopt for year end 1998 reporting, and 1999 interim reporting. Under Statement 131's "management approach", the Company will report financial and descriptive information about its "operating segments". Operating segments are revenue-producing components for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company currently has two operating segments. Statement No. 131 will not effect the Company's results of operations or financial position but may affect the disclosures of segment information.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

5.   INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                        March 31,   December 31,
                                          1998          1997
                                        ---------   ------------
Raw materials, purchased components
  and parts                             $ 11,362      $ 11,856
Work-in-process and finished goods         4,643         4,810
                                        --------      --------
                                          16,005        16,666
Excess and obsolescence reserve           (3,877)       (3,514)
                                        --------      --------
                                        $ 12,128      $ 13,152
                                        ========      ========


6.   CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 48% of total sales for the three months ended March 31, 1998, and sales to three different customers accounted for 57% of total sales for the three months ended March 31, 1997. An account receivable from a single customer represents 23% of consolidated receivables as of March 31, 1998.

7.   CREDIT FACILITY:

In November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit (Greyrock), a division of Nations Credit Commercial Corporation. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.0625% at March 31, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Based on this borrowing base, the Company's borrowing limit at March 31, 1998 was approximately $4.2 million. Borrowings under the credit facility were $1.8 million at March 31, 1998. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Consequently, the credit facility is classified as a current liability at March 31, 1998.

8.   LONG TERM DEBT:

The Company's long term debt described below requires the maintenance of certain financial covenants and limits certain actions of the Company, including the level of research and development and capital expenditures, issuance of additional capital stock, and payment of dividends.

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

The Company is in not in compliance with certain provisions under the Senior Subordinated Notes due to no longer meeting the requirement for continued quotation by Nasdaq and due to not completing the disposition of certain assets. In addition, the Company, based on its current projections, anticipates that it will not be in compliance with certain other requirements under the Senior Subordinated Notes during 1998. However, the Company has obtained waivers from the noteholders for the existing defaults through April 1, 1999 as well as certain expected defaults.

Upon certain payment defaults by the Company, senior subordinated noteholders have the option to purchase $4.0 million of additional Senior Subordinated Notes with 2.9 million additional warrants and to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable Nasdaq regulations would require such approval.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred stock convertible into approximately 2.7 million shares of Common stock (Convertible Preferred stock) and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. Results for the quarter ended March 31, 1997 include an extraordinary charge for debt extinguishment of $1.2 million, or $0.07 per Common share, in connection with the Company's issuance of its 8% Convertible Subordinated notes and Convertible Preferred stock.

The Company issued a $5 million non-interest bearing note due in August 2000. This note was issued in connection with the sale of substantially all the net assets of Systems Chemistry and carries a discount based on imputed interest at 10% of $1,075,000 at March 31, 1998. It is collateralized by foreign accounts receivable of SubMicron Systems Corporation.

The fair value of the Company's long term debt approximates its carrying value.

9.  INCOME TAXES

No income tax benefit has been recorded for the quarter ended March 31, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of March 31, 1998, thereby reducing the benefit realized on the Company's 1998 net operating loss.

10.  EARNINGS PER SHARE:

The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share", on December 31, 1997. Primary earnings per share has been replaced with basic earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and convertible securities have been excluded. Diluted earnings per share assumes the conversion of all potentially dilutive securities. Prior period loss per share has been restated.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

Comparative results were impacted by the sale of Systems Chemistry in August 1997 and Imtec in December 1997. First quarter 1997 results include results of operations for both subsidiaries. Without Systems Chemistry and Imtec sales for the first quarter of 1997, first quarter 1998 sales decreased by $9.2 million as compared to the first quarter of 1997. Operating losses, excluding Systems Chemistry and Imtec, were $4.5 million for the three month period ended March 31, 1997.

Net Sales

Net sales decreased in the first quarter of 1998 by $26.1 million, or 73% of total net sales, compared to the first quarter of 1997. The decrease is primarily the result of sale of Systems Chemistry in 1997 and a slowdown in the semiconductor industry. Systems Chemistry Sales accounted for $16.9 million of the $26.1 decrease.

Cost of Sales

Cost of sales for the first quarter of 1998 was $10.2 million, or 105% of sales, versus $28.8 million, or 81% of sales, for the first quarter of 1997. The increase, as a percentage of sales is due primarily to continued high spending on equipment problems in the field and underabsorbed manufacturing overhead due the low volume of business during the first quarter of 1998. The Company also shipped a system in the first quarter of 1998 which has been carried in inventory since the first quarter of 1997, at no margin to generate positive cash flow and avoid a potential writeoff. Cost of sales, excluding Systems Chemistry in the first quarter of 1997 was $14.7 million.

Selling, General and Administrative

Selling, general and administrative expenses were $3.6 million, 37% of sales, for the first quarter of 1998 as compared to $9.2 million, or 26% of sales, for the comparable prior period. The decrease of approximately $5.6 million in selling, general and administrative expenses is due primarily to the sales of Systems Chemistry and Imtec, a reduction in professional fees, a decrease in salary and related costs associated with a reduction in staff and lower commissions due to the reduction in sales. Excluding Systems Chemistry and Imtec selling, general and administrative expenses incurred in the first quarter of 1997, selling, general and administrative expenses decreased $2.8 million as compared to the first quarter of 1998.

Research and Development

Research and development expenses were $2.3 million, or 24% of net sales, for the first quarter of 1998, versus $2.5 million, or 7% of sales, for the first quarter of 1997. Excluding Systems Chemistry and Imtec, research and development expenses increased $70,000 in the first quarter of 1998 as compared to the first quarter of 1997. The Company maintained its research and development spending to provide new products for future business opportunities.

Other Income (Expense), Net

Other expense was $1.4 million for the first quarter of 1998 as compared to $1.6 million for the first quarter of 1997. Other expense for the three months ended March 31, 1998 and 1997 consists primarily of interest expense on the Company's borrowings and capital lease obligations partially offset by interest income on the Company's cash balances.

Tax Provision

No income tax benefit has been recorded for the quarter ended March 31, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of March 31, 1998, thereby reducing the benefit realized on the Company's 1998 net operating loss.

Income tax expense of $1.0 million for the three months ended March 31, 1997 relates to a non-cash charge to increase the Company's valuation allowance for net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax assets will be realized.

Extraordinary Loss

Results for 1997 include an extraordinary loss for debt extinguishment of $1.2 million primarily related to the write-off of the original issue discount and unamortized debt issuance costs related to the Company's 9% convertible subordinated notes that were issued for 8% convertible subordinated notes and series A convertible non-redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $4.8 million during the three month period ended March 31, 1998. Cash used in operations totaled $3.0 million for the three months ended March 31, 1998 due primarily to the net loss of $5.1 million before depreciation and other non cash charges for the quarter partially offset by collections of accounts receivable. Accounts receivable decreased $5.6 million to $11.0 million at March 31, 1998 from $16.6 million at December 31, 1997. Accounts payable and accrued expenses and other decreased $1.6 million and $1.6 million, respectively. The collections from accounts receivable were used to reduce accounts payable, accrued expenses and borrowings on the line of credit. Investing activities utilized cash of approximately $171,000 for capital equipment purchases. Financing activities utilized cash of $1.6 million primarily to reduce the Company's balance on its line of credit.

In December 1997, the Company sold substantially all of the assets of its Imtec subsidiary in exchange for a note of $1.5 million payable through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid to the Company's principal secured lender.

In November 1997, the Company completed a private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 (Senior Subordinated Notes), with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. The Company is in default under the Senior Subordinated Notes due to no longer meeting the requirement for continued listing by Nasdaq and due to not completing the disposition of certain assets. Additionally, the Company, based on its current projections, anticipates that it will not be in compliance with certain other requirements under the Senior Subordinated Notes during 1998. The Company, however, has obtained waivers from the noteholders for the existing defaults through April 1, 1999. As well as certain expected defaults. Upon certain payment defaults by the Company, investors have the option to purchase incremental Senior Subordinated Notes up to $4.0 million including up to approximately 2.9 million additional warrants and to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable Nasdaq regulations would require such approval.

Also in November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit, a division of Nations Credit Commercial Corporation (Greyrock). Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.0625% at March 31, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. The Company's borrowing capacity at March 31, 1998, was approximately $4.2 million. Borrowings under the credit facility were $1.8 million at March 31, 1998.
The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

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

The Company incurred operating losses during the first quarter of 1998, in fiscal 1997 and 1996, and as of March 31, 1998, had an accumulated deficit of $68.4 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations in recent years. In response to the significant losses from operations, the Company hired a new management team in 1997 and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position. A summary of management's actions completed thus far, as well as actions initiated that will continue into 1998, include the following:

- Divested two subsidiaries in 1997 with products inconsistent with the Company's core business, using the proceeds from one of these divestitures to significantly reduce its outstanding and maximized line of credit;

- Refinanced in 1997 its remaining line of credit balance with term debt and an additional credit facility;

- Reduced the Company's cash usage through workforce reductions and reductions in other spending;

- Initiated improvements in the cost structure and manufacturability through engineering the Company's core product lines to use less materials while maintaining process integrity and minimizing costly product refinements and rework during production;

- Initiated processes intended to shorten installation time through improving the quality controls on the product before it leaves the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which will reduce installation delays, reduce costs to the Company, increase customer satisfaction and accelerate payments of receivables;

- Initiated ongoing reviews of all sales contract bids by the Company's management to improve margins;

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

Management believes the cash requirements in the next twelve months will be generated by operations, borrowings on the Company's credit facility, customer deposits on certain orders and the collection of several past due receivables, without such, the Company is susceptible to severe cash shortages which may impact its ability to operate. Management is confident that its plans and programs will result in the successful funding of its working capital and cash requirements throughout the next twelve months. However, if financial results for the upcoming year do not meet management's expectations, management plans to further reduce discretionary expenditures (such as certain interest payments which are payable through the issuance of additional debt, research and development expenditures, and capital expenditures, among others), accelerate collection of receivables, enter into sales-leaseback transactions, and raise additional capital through potential private placements of debt or equity securities or obtain an expanded or replacement credit facility.

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

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular the Company's financing arrangements and liquidity and capital resources. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences;
competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors references in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results coulddiffer from those projected in the forward-looking statements.

PART II    OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibit 27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.

                                        SUBMICRON SYSTEMS CORPORATION

Dated:  May 15, 1998                    By: /s/David J. Ferran
                                            ---------------------
                                            David J. Ferran
                                            President & CEO

Dated: May 15, 1998                         /s/John W. Kizer
                                            ----------------------
                                            John W. Kizer
                                            Vice President Finance
                                            Chief Financial Officer