Form 10-Q
period 1998-06-30
SUBMICRON SYSTEMS CORP
filed 1998-08-14
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1998

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 19,690,979 shares of Common stock outstanding, $.0001 par value, as of August 12, 1998.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

      Part I - Financial Information

            Item 1:  Financial Statements                                     Page

                     Consolidated Balance Sheets at
                        June 30, 1998 and December 31, 1997                      3

                     Consolidated Statements of Operations
                        for the three months ended June 30, 1998
                        and June 30, 1997                                        4

                     Consolidated Statements of Operations
                        for the six months ended June 30, 1998
                        and June 30, 1997                                        5

                     Consolidated Statements of Cash Flows for the
                        six months ended June 30, 1998 and
                        June 30, 1997.                                           6

                     Notes to Consolidated Financial Statements                7-9

            Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 10-14

      Part II - Other Information

            Item 4:  Submission of Matters to a Vote of
                     Security Holders

            Item 6:  Exhibits
                     Exhibit 27 - Financial Data Schedule

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          June 30,      December 31,
                                                            1998            1997
                                                         --------        --------
      ASSETS
Current assets:
   Cash and cash equivalents                             $  1,249        $  8,228
   Accounts receivable, net                                 8,977          16,632
   Inventories, net                                        14,277          13,152
   Prepaid expenses                                         3,008           2,288
                                                         --------        --------

            Total current assets                           27,511          40,300

Property and equipment, net                                11,473          13,815
Goodwill, net                                               1,346
                                                                            1,457
Intangibles and other assets, net                           3,749           4,136
                                                         --------        --------

                                                         $ 44,079        $ 59,708
                                                         ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT

Current liabilities:
   Line of credit                                        $  3,820        $  3,024
   Current portion of long-term debt                        1,821           1,849
   Accounts payable                                         6,705           6,830
   Accrued warranty and installation                        4,271           5,691
   Accrued expenses and other                              10,222           9,926
   Deferred revenues                                        7,852           3,955
                                                         --------        --------

            Total current liabilities                      34,691          31,275

Long-term debt                                             31,594          31,023

Commitments and contingencies

Stockholders' equity deficit:
   Preferred stock, $.01 par value, 5,000 shares
     authorized                                                --              --
   Preferred stock, Series A Convertible Preferred
     Stock, stated value, 96 and 685 shares
     issued and outstanding                                   649           4,900
   Common stock, $.0001 par value, 100,000,000
     shares authorized, 19,690,979 and 18,338,949
     shares issued and outstanding                              2               2
   Additional paid-in capital                              57,454          53,067
   Accumulated deficit                                    (80,311)        (60,559)
                                                         --------        --------
            Total stockholders' equity deficit            (22,206)         (2,590)
                                                         --------        --------
                                                         $ 44,079        $ 59,708
                                                         ========        ========

                              See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   Three Months Ended June 30,
                                                     1998            1997


System sales, net                                  $  4,720        $ 13,022
Service and other sales                               1,278           7,666
                                                   --------        --------
   Total net sales                                    5,998          20,688

Cost of system sales                                  8,072          15,310
Cost of service and other sales                         569           8,658
                                                   --------        --------
   Total cost of sales                                8,641          23,968

   Gross margin                                      (2,643)         (3,280)

Selling, general and administrative expenses          3,641           9,423
Research and development expenses                     2,584           2,390
Restructuring charges                                 2,030           3,792
                                                   --------        --------
   Operating loss                                   (10,898)        (18,885)

Interest expense and other:
  Interest income                                        93              34
  Interest expense                                   (1,610)         (1,176)
  Other income(expense), net                            511             (41)
                                                   --------        --------

   Total interest expense and other, net             (1,006)         (1,183)
                                                   --------        --------

Loss before income taxes                            (11,904)        (20,068)
Income tax provision                                     --           2,000
                                                   --------        --------

   Net loss                                        $(11,904)       $(22,068)
                                                   ========        ========

Net loss per Common share:
Basic and diluted loss per Common share            $   (.61)       $  (1.30)
                                                   ========        ========

Weighted average number of
  shares of Common stock outstanding                 19,444          16,945
                                                   ========        ========


                            See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  Six Months Ended June 30,
                                                    1998            1997
                                                   --------        --------

System sales, net                                  $ 12,150        $ 42,702
Service and other sales                               3,524          13,763
                                                   --------        --------
   Total net sales                                   15,674          56,465

Cost of system sales                                 16,533          37,985
Cost of service and other sales                       2,296          14,787
                                                   --------        --------
   Total cost of sales                               18,829          52,772

   Gross margin                                      (3,155)          3,693

Selling, general and administrative expenses          7,264          18,587
Research and development expenses                     4,932           4,891
Restructuring charges                                 2,030           3,792
                                                   --------        --------
   Operating loss                                   (17,381)        (23,577)

Other interest expense and other:
  Interest income                                       185              93
  Interest expense                                   (3,131)         (2,842)
  Other income(expense), net                            575             (30)
                                                   --------        --------

   Total interest expense and other, net             (2,371)         (2,779)
                                                   --------        --------

Loss before income taxes and
  extraordinary item                                (19,752)        (26,356)
Income tax provision                                     --           3,000
                                                   --------        --------
Loss before extraordinary charge                    (19,752)        (29,356)

Extraordinary charge on debt extinguishment              --          (1,169)
                                                   --------        --------
   Net loss                                        $(19,752)       $(30,525)
                                                   ========        ========

Net loss per Common share:
Loss before extraordinary charge                   $  (1.04)       $  (1.73)
Extraordinary charge                                     --            (.07)
                                                   --------        --------
Basic and diluted loss per Common share            $  (1.04)       $  (1.80)
                                                   ========        ========

Weighted average number of
  shares of Common stock outstanding                 19,016          16,918
                                                   ========        ========


                            See accompanying notes.

                           SUBMICRON SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

(IN THOUSANDS)

                                                                        Six Months Ended June 30,
                                                                          1998            1997
                                                                        --------        --------

Cash flows (used in) provided by operating activities:
   Net loss                                                             $(19,752)       $(30,525)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities
      Depreciation and amortization                                        2,808           3,095
      Extraordinary loss on debt extinguishment                               --           1,169
      Provision for valuation allowances                                   2,000              84
      Deferred tax provision                                                  --           3,000
      Accretion of note discount                                             798             314
      Non-cash interest expense                                              600              --
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                      7,812          20,524
      (Increase) decrease in inventories                                  (3,282)            807
      (Increase) decrease in prepaid expenses and other                     (720)          1,809
      Decrease in other assets                                               463           1,083
      Decrease in accounts payable                                          (125)         (6,835)
      (Decrease) increase in warranty, accrued expenses and other         (1,124)          3,547
      Increase in deferred revenues                                        3,897           1,995
                                                                        --------        --------

            Net cash (used in) provided by operating activities           (6,625)             67
                                                                        --------        --------
Cash flows used in investing activities:
      Capital expenditures                                                  (466)           (423)
                                                                        --------        --------

            Net cash used in investing activities                           (466)           (423)
                                                                        --------        --------


Cash flows provided by(used in) financing activities:
      Net proceeds (payments) under credit agreement                         796          (1,297)
      Principal payments under capital lease obligations
      and long-term debt                                                    (684)           (981)
                                                                        --------        --------

            Net cash provided by (used in) financing activities              112          (2,278)
                                                                        --------        --------


Net decrease in cash and cash equivalents                                 (6,979)         (2,634)
Cash and cash equivalents at beginning of period                           8,228           5,426
                                                                        --------        --------

Cash and cash equivalents at end of period                              $  1,249        $  2,792
                                                                        ========        ========


                              See accompanying notes.

                           SUBMICRON SYSTEMS CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and six months ended June 30, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

2.   SALE OF CERTAIN ASSETS

On December 31, 1997, the Company completed the sale of certain net assets of its subsidiary, Imtec Acculine Inc. (Imtec). On August 7, 1997, the Company sold substantially all of the net assets of its subsidiary, Systems Chemistry Incorporated (Systems Chemistry). Pro forma six month results presented below reflect the results of operations of the Company as if the sale of Systems Chemistry and Imtec had occurred on January 1, 1997. The pro forma financial informations presented is not necessarily indicative of the results of operations that the Company would have obtained had such events occurred at the beginning of the period. Pro forma information is as follows (in thousands, except per share date):

                                   Six months ended June 30, 1997
                                   ------------------------------
Net sales                                    $ 30,488
                                             ========
Loss before extraordinary charge             $(25,574)
                                             ========

     Basic and diluted loss before extraordinary charge per Common share $(1.51)

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

4.     RESTRUCTURING CHARGES

In June 1998, the Company initiated a further workforce reduction as the result of the delay and possible cancellation of certain orders scheduled for shipment in the third and fourth quarters of 1998. Results for the three and six month periods ended June 30, 1998 include restructuring charges associated with this reduction. The 1998 restructuring charges consist primarily of severance costs associated with a reduction in workforce and other charges associated with a further consolidation of facilities. Restructuring charges incurred during the three months ended June 30, 1997 were the result of a previous restructuring plan and consisted primarily of severance and other associated costs.

5. NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information ("SFAS No.
131)," which the Company will be required to adopt for year-end 1998 reporting, and 1999 interim reporting. Under Statement 131's "management approach", the Company will report financial and descriptive information about its "operating segments". Operating segments are revenue-producing components for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company currently has two operating segments. Statement No. 131 will not affect the Company's results of operations or financial position but may affect the disclosures of segment information.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement No. 130 is not expected to materially affect the Company's results of operations or financial position.

6. INVENTORIES:

Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                           June 30,      December 31,
                                            1998            1997
Raw materials, purchased components
  and parts                               $ 12,898        $ 11,856
Work-in-process and finished goods           7,050           4,810
                                          --------        --------
                                            19,948          16,666
Excess and obsolescence reserve             (5,671)         (3,514)
                                          --------        --------
                                          $ 14,277        $ 13,152
                                          ========        ========

During the six months ended June 30, 1998 and 1997, the Company increased its inventory reserve provision increasing its net loss by approximately $2.2 million ($.12 per Common share) and $1.8 million ($.11 per Common share), respectively.

7. CUSTOMER INFORMATION:

Sales of the Company's products to three customers accounted for 45% and 41% of total sales for the three and six months ended June 30, 1998, respectively, and sales to three different customers accounted for 48% and 43% of total sales for the three and six months ended June 30, 1997. An account receivable from a single customer represents 52% of consolidated receivables as of June 30, 1998.

8. CREDIT FACILITY:

In November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit (Greyrock), a division of Nations Credit Commercial Corporation. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.09% at June 30, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Based on this borrowing base, the Company's borrowing limit at June 30, 1998 was approximately $4.6 million. Borrowings under the credit facility were $3.8 million at June 30, 1998. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Consequently, the credit facility is classified as a current liability at June 30, 1998.

9.   LONG TERM DEBT:

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

Upon certain payment defaults, in connection with the Company's senior credit facility, by the Company, investors have the option to purchase incremental Senior Subordinated Notes up to $4.0 million including up to approximately 2.9 million additional warrants. In addition, upon payment default under the 12% Notes or the failure of the Company's Common Stock to be listed on the NASDAQ National Market, the New York Exchange or the American Exchange, the holders have the right to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable Nasdaq regulations would require such approval.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred stock convertible into approximately 2.7 million shares of Common stock (Convertible Preferred stock) and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes are convertible into shares of Common stock at $3.70 per share, subject to adjustment. Results for the six months ended June 30, 1997 include an extraordinary charge for debt extinguishment of $1.2 million, or $0.07 per Common share, in connection with the Company's issuance of its 8% Convertible Subordinated notes and Convertible Preferred stock.

The Company issued a $5 million non-interest bearing note due in August 2000. This note was issued in connection with the sale of substantially all the net assets of Systems Chemistry and carries a discount of $1,010,000 at June 30, 1998 based on imputed interest at 10%. This Note is collateralized by foreign accounts receivable of SubMicron Systems Corporation.

The fair value of the Company's long term debt approximates its carrying value.

10.  INCOME TAXES:

No income tax benefit has been recorded for the three and six months ended June 30, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of June 30, 1998, thereby eliminating the benefit realized on the Company's 1998 net operating loss.

11.  EARNINGS PER SHARE:

The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share", on December 31, 1997. Primary earnings per share has been replaced with basic earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and convertible securities has been excluded. Diluted earnings per share assumes the conversion of all potentially dilutive securities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Comparative results were impacted by the sale of Systems Chemistry in August 1997 and Imtec in December 1997. Results for the three and six months ended June 30, 1997 include results of operations for both subsidiaries.

Net Sales

Net sales for the second quarter of 1998 were $6.0 million, a $14.7 million decrease, from $20.7 million in sales for the second quarter of 1997. Net sales for the six months ended June 30, 1998 were $15.7 million as compared to $56.5 million for the six months ended June 30, 1997. The decrease in sales for the three and six month periods ended June 30, 1998 versus the comparable periods of 1997 are primarily a result of the sale of Systems Chemistry and Imtec and a slowdown in the semiconductor industry. Results for the three and six months ended June 30, 1997 include sales of Systems Chemistry and Imtec of $9.1 million and $26.0 million respectively.

Cost of Sales

Cost of sales for the second quarter of 1998 was $8.6 million, or 144% of net sales, versus $24.0 million, or 116% of net sales, for the second quarter of 1997. Cost of sales for the six months ended June 30, 1998 was $18.8 million, or 120% of net sales, as compared to $52.8 million, or 93% on net sales, for the six months ended June 30, 1997. The increase in cost of sales, as a percentage of sales, for the second quarter of 1998 as compared to the second quarter of 1997 is primarily the result of underabsorbed labor and manufacturing overhead associated with lower production volume. Additionally, cost of sales for the second quarter of 1998 includes a $1.5 million charge to reserve for excess inventory created by the drop in projected revenue for the second half of 1998. Cost of sales for the second quarter of 1997 included a writedown of $1.8 million of certain inventory associated with a specific customer order. Cost of sales, as a percentage of sales, excluding Systems Chemistry and Imtec, was 120% and 94% of net sales for the three and six months ended June 30, 1997, respectively.


Selling, General and Administrative

Selling, general and administrative expenses were $3.6 million, or 61% of net sales, for the second quarter of 1998, as compared to $9.4 million, or 46% of net sales, for the second quarter of 1997. Selling, general and administrative expenses were $7.3 million, or 46% of net sales, for the six months ended June 30, 1998, as compared to $18.6 million, or 33% of sales, for the comparable period of 1997. The decrease in selling, general and administrative expenses is due to cost reduction activities, reduced sales commissions resulting from the decrease in sales volume and the sale of Systems Chemistry and Imtec. Excluding Systems Chemistry and Imtec, selling, general and administrative expense was $7.0 million and $13.4 million for the three and six months ended June 30, 1997, respectively.


Research and Development

Research and development expenses were $2.6 million and $4.9 million for the three and six month periods ended June 30, 1998, respectively, as compared to $2.4 million and $4.9 million for the three and six month periods ended June 30, 1997. Research and development spending remained at prior year levels as the Company continues its development efforts. Excluding Systems Chemistry and Imtec, research and development spending was $2.2 million and $4.5 million for the three and six months ended June 30, 1997, respectively.

Restructuring Charges

Results for the three and six month periods ended June 30, 1998 and June 30, 1997 include $2.0 million and $3.8 million of restructuring charges. The 1998 restructuring charges were recorded in response to the delay and possible cancellation of several orders scheduled for shipment in the third and fourth quarter of 1998. These charges consist primarily of severance costs associated with a further reduction in workforce and other charges associated with a consolidation of facilities. Restructuring charges incurred during the three months ended June 30, 1997 were the result of an initial restructuring plan and consisted primarily of severance and other associated costs.

Interest expense

Interest expense was $1.6 million and $3.1 million for the three and six months ended June 30, 1998, respectively, as compared to $1.2 million and $2.8 million for the three and six months ended June 30, 1997. Interest expense is primarily comprised of interest on the Company's line of credit and long term debt.

Other income (expense), net

Other income for the six months ended June 30, 1998, includes a gain realized on the sale of Systems Chemistry, of approximately $500,000, resulting from the final settlement with the acquirer.

Tax Provision

No income tax benefit has been recorded for the six months ended June 30, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of June 30, 1998, thereby eliminating the benefit realized on the Company's 1998 net operating loss.

Income tax expense of $3.0 million for the six months ended June 30, 1997 relates to a non-cash charge to increase the Company's valuation allowance for net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax assets will be realized.

Extraordinary Loss

Results for the first six months of 1997 include an extraordinary loss for debt extinguishment of $1.2 million primarily related to the write-off of the original issue discount and unamortized debt issuance costs related to the Company's 9% convertible subordinated notes that were exchanged for 8% convertible subordinated notes and series A convertible non-redeemable preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Total current assets decreased $12.8 million, to $27.5 million at June 30, 1998, from $40.3 million at December 31, 1997. Cash and cash equivalents decreased $7.0 million during the six month period ended June 30, 1998. Cash used in operations totaled $6.6 million for the six months ended June 30, 1998 due primarily to the net loss of $13.5 million before depreciation and other non cash charges of $6.2 million, partially offset by collections of accounts receivable. Accounts receivable decreased $7.6 million, to $9.0 million at June 30, 1998, from $16.6 million at December 31, 1997, as collections outpaced shipments. In addition, the Company collected $2.0 million of past due retainage receivables. Inventories increased $3.3 million, to $14.3 million at June 30, 1998 versus the balance at December 31, 1997 due primarily to additional work in process inventory to satisfy shipments scheduled for the third quarter 1998.

Total current liabilities increased $3.4 million to $34.7 million at June 30, 1998, from $31.3 million at December 31, 1997. The primary component of the increase was deferred revenue which increased $3.9 million, to $7.9 million at June 30, 1998, as compared to $4.0 million at December 31, 1998, as the result of deposits received on customer orders during the first six months of 1998.

Investing activities utilized cash of approximately $466,000 for capital equipment purchases.

Financing activities provided cash of $112,000 primarily as a result of net borrowings on the Company's line of credit offset partially by principal payments on long term debt and capital lease obligations.

In December 1997, the Company sold substantially all of the assets of its Imtec subsidiary in exchange for a note of $1.5 million payable through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid by the Company's principal secured lender.

In November 1997, the Company completed a private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 (Senior Subordinated Notes), with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. Upon certain payment defaults, in connection with the Company's senior credit facility, by the Company, investors have the option to purchase incremental Senior Subordinated Notes up to $4.0 million including up to approximately 2.9 million additional warrants. In addition, upon payment default under the 12% Notes or the failure of the Company's Common Stock to be listed on the NASDAQ National Market, the New York Exchange or the American Exchange, the holders have the right to designate a majority of the Board of Directors, subject in each case, to stockholder approval so long as such applicable Nasdaq regulations would require such approval.

Also in November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit, a division of Nations Credit Commercial Corporation (Greyrock). Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.09% at June 30, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. The Company's borrowing capacity at June 30, 1998, was approximately $4.6 million. Borrowings under the credit facility were $3.8 million at June 30, 1998. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. Although there can be no assurances, management believes its relationship with Greyrock is good and the credit facility will be renewed, upon maturity, for an additional year. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

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

The Company incurred operating losses during the first half of 1998, in fiscal 1997 and 1996, and as of June 30, 1998, had an accumulated deficit of $80.3 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations. During 1997, the Company hired a new management team and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position.

During the second quarter of 1998, the Company became aware that certain orders scheduled for shipment during the third and fourth quarter of 1998 were delayed and that the possibility existed for the cancellation of an $8.9 million order from a single customer. In response, the Company is reducing its workforce by over 25% from June 29, 1998, levels, further consolidating facilities and trimming other operating expenses. In addition the Company has entered into discussions with certain of its 12% and 8% noteholders regarding the deferral of interest payments and providing additional debt financing. Also, the Company has negotiated an overadvance of $2.0 million of additional borrowings above qualified accounts receivable and inventory as defined by the credit facility agreement through January 1, 1999, with an oral commitment to advance a total of $3.0 million in excess of current limits upon receipt of $2.0 million in additional subordinated debt or equity financing by a third party. There can be no assurances that these activities will result in definitive agreements.

The Company planned to sell its PRIMAXX division during 1998 to generate additional liquidity. During the second quarter of 1998, the Company received an offer to purchase Primaxx and is currently preparing a response to the offer.

A summary of additional actions undertaken by management completed thus far, as well as actions initiated that will continue throughout the upcoming twelve month period, include the following:

- Divested two subsidiaries in 1997 with products inconsistent with the Company's core business, using the proceeds from one of these divestitures to significantly reduce its outstanding and fully utilized line of credit;

- Refinanced in 1997 its remaining line of credit balance with term debt and an additional credit facility;

- Reduced the Company's cash usage through workforce reductions and reductions in other spending;

- Initiated improvements in the cost structure and manufacturability through engineering the Company's core product lines to use less materials while maintaining process integrity and reducing costly product refinements and rework during production;

- Initiated processes to shorten installation time through improving the quality controls on the Company's products before they leave the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which are intended to reduce installation delays, reduce costs to the Company, increase customer satisfaction and accelerate collection of receivables;

- Initiated ongoing reviews of all sales contract bids by the Company's management to improve margins;

- Initiated a program, which is substantially complete at June 30, 1998, to fix system operating problems in the field using a more focused approach toward customer requirements, thereby accelerating the collection of past due receivables and improving customer satisfaction;

- Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;

- Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;

- Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's future cash requirements; and

- Established a detailed budget to manage operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts.

Management believes the cash requirements in the next twelve months will be generated by operations, borrowings on the Company's credit facility, customer deposits on certain orders, collection of several past due receivables, expected additional investments, expected deferral of interest on long term debt and the sale of its PRIMAXX subsidiary. Without such actions, the Company is susceptible to severe cash shortages which may impact its ability to operate. Management is confident that its plans and programs will result in the successful funding of its working capital and cash requirements throughout the next twelve months. However, if financial results for the upcoming year do not meet management's expectations, management plans to further reduce discretionary expenditures such as research and development expenditures, capital expenditures, accelerate collection of receivables, enter into sales-leaseback transactions, and raise additional capital through potential private placements of debt or equity securities or obtain an expanded or replacement credit facility.

The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introductions, the volume, mix and timing of orders received and numerous other factors. Additionally, the semiconductor industry continues to experience a softening demand which could lead to reduced future sales and increased pricing pressures. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate significantly. The Company's results will also be affected by the condition of the semiconductor industry, as well as the general economy.

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

YEAR 2000

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." In November 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is well under way and the Company expects to be fully Year 2000 compliant by the end of 1998. The Company estimates that it has incurred costs of approximately $75,000 to address the year 2000 issue and it expects additional costs of approximately $40,000.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular the Company's financing arrangements and liquidity and capital resources. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to fund operations from cash flows and the other sources described above; general economic and business conditions as well as conditions in the semiconductor capital equipment industry; changes in customer preferences; competition; changes in technology; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors references in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote of Security-Holders.

            The Company held its annual meeting of stockholders on June 30, 1998. The purpose of the meeting was:

        (i) To elect two directors to hold office until the Annual Meeting of Stockholders in 2001.

        (ii) To approve an amendment to the company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder.

        (iii) To approve an amendment to the company's 1991 Amended and Restated Stock Option Plan to increase the number of shares issuable thereunder.

        (iv) To approve the company's 1997 Stock Option Plan for Non-Employee Directors.

        (v) To ratify the appointment of Ernst & Young LLP as the company's independent accountants for 1998.

The vote with respect to electing two directors to hold office until the Annual Meeting of Stockholders in 2001 was as follows:

                                   FOR             AGAINST              ABSTAIN
                                   ---             -------              -------
Barry Ridings                  16,854,957          140,166                   --
Donald Zito                    16,857,897          137,226                   --

The vote with respect to approving an amendment to the company's Employee Stock Purchase Plan to increase the number of shares issuable thereunder was as follows:

                                   FOR             AGAINST              ABSTAIN
                                   ---             -------              -------
                                6,947,300          303,311              40,422

The vote with respect to approving an amendment to the company's 1991 Amended and Restated Stock Option Plan to increase the number of shares issuable thereunder was as follows:

                                   FOR             AGAINST              ABSTAIN
                                   ---             -------              -------
                                6,764,771          479,597              46,665

The vote with respect to approving the company's 1997 Stock Option Plan for Non-Employee Directors was as follows:

                                   FOR             AGAINST              ABSTAIN
                                   ---             -------              -------
                                6,768,069          469,546              53,418

The vote with respect to ratifying the appointment of Ernst & Young LLP as the company's independent accountants for 1998 was as follows:

                                   FOR             AGAINST              ABSTAIN
                                   ---             -------              -------
                               16,922,283          42,705               30,135

Item 6.  Exhibits and Reports on Form 8-K

        A. Exhibits

             Exhibit 27.  Financial Data Schedule


        B. Reports on Form 8-K

             None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                       SUBMICRON SYSTEMS CORPORATION


Dated:  August 14, 1998               By: /s/David J. Ferran
                                         -------------------
                                         David J. Ferran
                                         President & CEO


Dated: August 14, 1998                   /s/John W. Kizer
                                         ----------------
                                         John W. Kizer
                                         Vice President Finance
                                         Chief Financial Officer