Form 10-Q
period 1998-09-30
SUBMICRON SYSTEMS CORP
filed 1998-11-16
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 1998
                              -------------------------------------------------

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the Transition period from________________________ to_______________________

Commission File Number:  0-19507
                         -------------------------------------------------------

                          SUBMICRON SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3607944
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6330 Hedgewood Drive    Allentown, PA                       18106
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code   (610) 391-9200
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 19,690,979 shares of Common stock outstanding, $.0001 par value, as of November 12, 1998.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX
                                      -----

Part I - Financial Information

         Item 1:  Financial Statements                                    Page

                  Consolidated Balance Sheets at
                     September 30, 1998 and December 31, 1997                3

                  Consolidated Statements of Operations
                     for the three months ended September 30, 1998
                     and September 30, 1997                                 4

                  Consolidated Statements of Operations
                     for the nine months ended September 30, 1998
                     and September 30, 1997                                  5

                  Consolidated Statements of Cash Flows for the
                     nine months ended September 30, 1998 and
                     September 30, 1997                                     6

                  Notes to Consolidated Financial Statements               7-9

         Item 2:  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 10-14

Part II - Other Information

         Item 6:  Exhibits
                  Exhibit 27 - Financial Data Schedule

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              September 30,   December 31,
                                                                  1998            1997
                                                                --------        --------
         ASSETS

Current assets:
     Cash and cash equivalents                                  $  2,378        $  8,228
     Accounts receivable, net                                      7,211          16,632
     Inventories, net                                             11,503          13,152
     Prepaid expenses                                              2,171           2,288


                  Total current assets                            23,263          40,300

Property and equipment, net                                        6,788          13,815
Goodwill, net                                                      1,289           1,457
Intangibles and other assets, net                                  3,609           4,136
                                                                --------        --------

                                                                $ 34,949        $ 59,708
                                                                ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT

Current liabilities:
     Line of credit                                             $  4,967        $  3,024
     Current portion of long-term debt                             1,854           1,849
     Accounts payable                                              5,831           6,830
     Accrued expenses and other                                   13,496          15,617
     Deferred revenues                                             9,245           3,955
                                                                --------        --------

                  Total current liabilities                       35,393          31,275

Long-term debt                                                    31,824          31,023

Commitments and contingencies

Stockholders' equity deficit:
     Preferred stock, $.01 par value, 5,000 shares
       authorized                                                     --              --
     Preferred stock, Series A Convertible Preferred
       Stock, stated value, 96 and 685 shares
       issued and outstanding                                        649           4,900
     Common stock, $.0001 par value, 100,000,000
       shares authorized, 19,690,979 and 18,338,949
       shares issued and outstanding                                   2               2
     Additional paid-in capital                                   57,454          53,067
     Accumulated deficit                                         (90,373)        (60,559)
                                                                --------        --------

                  Total stockholders' equity deficit             (32,268)         (2,590)
                                                                --------        --------

                                                                $ 34,949        $ 59,708
                                                                ========        ========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                Three Months Ended September 30,
                                                     1998            1997
                                                   --------        --------
System sales, net                                  $ 10,233        $ 16,507
Service and other sales                               1,745           6,058
                                                   --------        --------
     Total net sales                                 11,978          22,565

Cost of system sales                                  9,880          14,696
Cost of service and other sales                         912           3,838
                                                   --------        --------
     Total cost of sales                             10,792          18,534

     Gross margin                                     1,186           4,031

Selling, general and administrative expenses          3,560           7,412
Research and development expenses                     1,910           2,110
Restructuring charges                                 3,643           1,563
                                                   --------        --------

     Operating loss                                  (7,927)         (7,054)

Interest expense and other:
  Interest income                                        59              33
  Interest expense                                   (1,720)           (907)
  Other income(expense), net                           (474)          3,758
                                                   --------        --------

     Total interest expense and other, net           (2,135)          2,884
                                                   --------        --------

Loss before income taxes                            (10,062)         (4,170)
Income tax provision                                     --           2,459
                                                   --------        --------

     Net loss                                      $(10,062)       $ (6,629)
                                                   ========        ========

Net loss per Common share:
Basic and diluted loss per Common share            $  (0.51)       $  (0.39)
                                                   ========        ========

Weighted average number of
  shares of Common stock outstanding                 19,691          17,171
                                                   ========        ========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    Nine Months Ended September 30,
                                                        1998                1997
                                                      --------           --------
System sales, net                                     $ 22,383           $ 59,209
Service and other sales                                  5,269             19,821
                                                      --------           --------
     Total net sales                                    27,652             79,030

Cost of system sales                                    26,413             52,681
Cost of service and other sales                          3,208             18,625
                                                      --------           --------
     Total cost of sales                                29,621             71,306

     Gross margin                                       (1,969)             7,724

Selling, general and administrative expenses            10,824             25,999
Research and development expenses                        6,842              7,001
Restructuring charges                                    5,673              5,355
                                                      --------           --------

     Operating loss                                    (25,308)           (30,631)

Other interest expense and other:
  Interest income                                          244                126
  Interest expense                                      (4,851)            (3,749)
  Other income(expense), net                               101              3,728
                                                      --------           --------

     Total interest expense and other, net              (4,506)               105
                                                      --------           --------

Loss before income taxes and
  extraordinary item                                   (29,814)           (30,526)
Income tax provision                                        --              5,459
                                                      --------           --------

Loss before extraordinary charge                       (29,814)           (35,985)

Extraordinary charge on debt extinguishment                 --             (1,169)
                                                      --------           --------
     Net loss                                         $(29,814)          $(37,154)
                                                      ========           ========

Net loss per Common share:
Loss before extraordinary charge                      $  (1.54)          $  (2.09)
Extraordinary charge                                        --               (.07)
                                                      --------           --------
Basic and diluted loss per Common share               $  (1.54)          $  (2.16)
                                                      ========           ========

Weighted average number of
  shares of Common stock outstanding                    19,344             17,162
                                                      ========           ========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(IN THOUSANDS)

                                                                     Nine Months Ended September 30,
                                                                        1998               1997
                                                                      --------           --------
Cash flows used in operating activities:
     Net loss                                                         $(29,814)          $(37,154)
     Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities
         Depreciation and amortization                                   4,296              4,562
         Extraordinary loss on debt extinguishment                          --              1,169
         Gain on sale of SCI assets and PRIMAXX license                     --             (3,800)
         Provision for valuation allowances and write-off
              of fixed assets                                            8,665              1,858
         Deferred tax provision                                             --              5,459
         Accretion of note discount                                      1,197                314
         Non-cash interest expense                                       1,200                 --
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                                 9,026             23,111
         (Increase) decrease in inventories                             (3,424)             5,337
         (Increase) decrease in prepaid expenses and other                 117              2,427
         Decrease in other assets                                          695                280
         Decrease in accounts payable                                     (999)            (7,478)
         (Decrease) increase in accrued expenses and other              (2,421)               422
         Increase in deferred revenues                                   5,290                 49
                                                                      --------           --------

         Net cash used in operating activities                          (6,172)            (3,444)
                                                                      --------           --------

     Cash flows (used in) provided by investing activities:
         Capital expenditures                                             (466)              (974)
         Net proceeds from sale of SCI assets                                              15,840
                                                                       --------           --------

         Net cash (used in) provided by investing activities              (466)            14,866
                                                                      --------           --------


Cash flows provided by(used in) financing activities:
         Net proceeds (payments) under credit agreement                  1,943            (19,512)
         Proceeds from long-term debt                                                       5,000
         Principal payments under capital lease obligations
         and long-term debt                                             (1,155)            (1,472)
                                                                      --------           --------

         Net cash provided by (used in) financing activities               788            (15,984)
                                                                      --------           --------

Net decrease in cash and cash equivalents                               (5,850)            (4,562)
Cash and cash equivalents at beginning of period                         8,228              5,426
                                                                      --------           --------


Cash and cash equivalents at end of period                            $  2,378           $    864
                                                                      ========           ========



                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:
     ----------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

2.   SALE OF CERTAIN ASSETS
     ----------------------

On December 31, 1997, the Company completed the sale of certain net assets of its subsidiary, Imtec Acculine Inc. (Imtec). On August 7, 1997, the Company sold substantially all of the net assets of its subsidiary, Systems Chemistry Incorporated (Systems Chemistry). Pro forma nine month results presented below reflect the results of operations of the Company as if the sale of Systems Chemistry and Imtec had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of the results of operations that the Company would have obtained had such events occurred at the beginning of the period. Pro forma information is as follows (in thousands, except per share date):

                                                      Nine months ended
                                                      September 30, 1997
                                                      ------------------
         Net sales                                        $ 48,011
         Loss before extraordinary charge                 $(32,016)

         Basic and diluted loss before
              extraordinary charge per Common share       $  (1.87)

In October 1998, the Company completed the sale of the net assets of its PRIMAXX division for $2.6 million. The Company used the cash proceeds of approximately $1.9 million to fund operations. The Company expects to record a gain on the sale of approximately $500,000 in the fourth quarter of 1998.

3. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
   -----------------------------------------------------------

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

4. RESTRUCTURING CHARGES
   ---------------------

The Company incurred significant restructuring charges during the first nine months of 1998. Results for the three and nine month periods ended September 30, 1998 include restructuring charges associated with the write-off of depreciable assets associated with the consolidation of facilities, the write-off of equipment associated with the discontinuance of programs due to insufficient resources and severance costs associated with a reduction in workforce as the result of the delay and possible cancellation of certain orders scheduled for shipment in the third and fourth quarters of 1998. Restructuring charges incurred during the nine months ended September 30, 1997 were the result of management's initial restructuring plan and consisted primarily of severance costs and lease termination costs associated with vacating the Company's corporate office.

5. NEW ACCOUNTING STANDARDS
   ------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which the Company will be required to adopt for year-end 1998 reporting, and 1999 interim reporting. Under the Statement's "management approach", the Company will report financial and descriptive information about its "operating segments". Operating segments are revenue-producing components for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company currently has two operating segments. SFAS No. 131 will not affect the Company's results of operations or financial position but may affect the disclosures of segment information.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is not expected to materially affect the Company's results of operations or financial position.

6. INVENTORIES:
   ------------

Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                                  September 30,    December 31,
                                                     1998               1997
                                                    -------           -------
         Raw materials, purchased components
           and parts                                $12,695           $11,856
         Work-in-process and finished goods           7,395             4,810
                                                    -------           -------
                                                     20,090            16,666
         Excess and obsolescence reserve             (8,587)           (3,514)
                                                    -------           -------
                                                    $11,503           $13,152
                                                    =======           =======

During the nine months ended September 30, 1998 and 1997, the Company increased its inventory reserve by approximately $5.1 million ($.26 per Common share) and $1.0 million ($.06 per Common share), respectively.

7. CUSTOMER INFORMATION:
   ---------------------

Sales of the Company's products to three customers accounted for 77% and 45% of total sales for the three and nine months ended September 30, 1998, respectively. Sales to three different customers accounted for 64% and 34% of total sales for the three and nine months ended September 30, 1997. An account receivable from a single customer represents 24% of consolidated receivables as of September 30, 1998.

8. CREDIT FACILITY:
   ----------------

In November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit (Greyrock), a division of Nations Credit Commercial Corporation. Borrowings under this facility bear interest at "LIBOR" plus 5.375% ( 10.75 % at September 30, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory and an overadvance of $2.0 million. Based on this borrowing base and the overadvance, the Company's borrowing limit at September 30, 1998 was approximately $5.5 million. Borrowings under the credit facility were $5.0 million at September 30, 1998. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Consequently, the credit facility is classified as a current liability at September 30, 1998.

9. LONG TERM DEBT:
   ---------------

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

Upon certain payment defaults in connection with the Company's Senior credit facility holders of the 12% notes have the option to purchase up to $4.0 million of additional 12% notes, which would include up to approximately 2.9 million additional warrants. In addition, upon payment default under the 12% Notes, the holders have the right to designate a majority of the Board of Directors, subject in each case, to stockholder approval if applicable Nasdaq regulations would require such approval. The Company is not currently subject to any such regulations.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred stock convertible into approximately 2.7 million shares of Common stock (Convertible Preferred stock) and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes due March 26, 2002 to previous holders of its 9% Convertible Subordinated Notes due December 1997 and associated Warrants. The New Notes were initially convertible into shares of Common stock at $3.70 per share, subject to adjustment. Results for the nine months ended September 30, 1997 include an extraordinary charge for debt extinguishment of $1.2 million, or $0.07 per Common share, in connection with the Company's issuance of its 8% Convertible Subordinated notes and Convertible Preferred stock.

The Company issued a $5 million non-interest bearing note due in August 2000. This note was issued in connection with the sale of substantially all the net assets of Systems Chemistry and carries a discount of $945,000 at September 30, 1998 based on imputed interest at 10%. This Note is collateralized by foreign accounts receivable of SubMicron Systems Corporation.

The fair value of the Company's long term debt approximates its carrying value.

10. INCOME TAXES:
    -------------
No income tax benefit has been recorded for the three and nine months ended September 30, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of September 30, 1998, thereby eliminating the benefit realized on the Company's 1998 net operating loss.


11. EARNINGS PER SHARE:
    -------------------

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


General
-------

Comparative results were impacted by the sale of Systems Chemistry in August 1997 and Imtec in December 1997. Results for the three and nine months ended September 30, 1997 include results of operations for both subsidiaries.

Net Sales
---------

Net sales for the third quarter of 1998 were $12.0 million, a $10.6 million decrease, from $22.6 million in sales for the third quarter of 1997. Net sales for the nine months ended September 30, 1998 were $27.7 million as compared to $79.0 million for the nine months ended September 30, 1997. The decrease in sales for the three and nine month periods ended September 30, 1998 versus the comparable periods of 1997 are primarily a result of the sale of Systems Chemistry and Imtec and a slowdown in the semiconductor industry. Results for the three and nine months ended September 30, 1997 include sales of Systems Chemistry and Imtec of $5.0 million and $31.0 million, respectively.

Cost of Sales
-------------

Cost of sales for the third quarter of 1998 was $10.8 million, or 90% of net sales, versus $18.5 million, or 82% of net sales, for the third quarter of 1997. Cost of sales for the nine months ended September 30, 1998 was $29.6 million, or 107% of net sales, as compared to $71.3 million, or 90% on net sales, for the nine months ended September 30, 1997. The increase in cost of sales, as a percentage of sales, for the third quarter of 1998 as compared to the third quarter of 1997 is the result of a $2.9 million charge to reserve for excess inventory. Management made these adjustments to bring inventories in line with the level and mix of projected sales. Cost of sales for the third quarter of 1997 included an increase in the allowance for excess and obsolete inventory of $1.4 million.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $3.6 million, or 30% of net sales, for the third quarter of 1998, as compared to $7.4 million, or 33% of net sales, for the third quarter of 1997. Selling, general and administrative expenses were $10.8 million, or 39% of net sales, for the nine months ended September 30, 1998, as compared to $26.0 million, or 33% of sales, for the comparable period of 1997. The decrease in selling, general and administrative expenses is due to cost reduction activities, reduced sales commissions resulting from the decrease in sales volume and the sale of Systems Chemistry and Imtec. Excluding Systems Chemistry and Imtec, selling, general and administrative expense was $6.3 million and $19.7 million for the three and nine months ended September 30, 1997, respectively.

Research and Development
------------------------

Research and development expenses were $1.9 million and $6.8 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $2.1 million and $7.0 million for the three and nine month periods ended September 30, 1997. Research and development spending remained at prior year levels. Excluding Systems Chemistry and Imtec, research and development spending was $1.9 million and $6.4 million for the three and nine months ended September 30, 1997, respectively.

Restructuring Charges
---------------------

Results for the three and nine month periods ended September 30, 1998 include restructuring charges of $3.6 and $5.7 million, respectively, associated with the write-off of depreciable assets associated with the consolidation of facilities, the write-off of equipment associated with the discontinuance of programs due to insufficient resources and severance costs associated with a reduction in workforce as the result of the delay and possible cancellation of certain orders scheduled for shipment in the third and fourth quarters of 1998. Restructuring charges incurred during the three and nine months ended September 30, 1997 were $1.6 million and $5.4 million, respectively, and were the result of management's initial restructuring plan which consisted primarily of severance and other associated costs.

Interest expense
----------------

Interest expense was $1.7 million and $4.9 million for the three and nine months ended September 30, 1998, respectively, as compared to $0.9 million and $3.7 million for the three and nine months ended September 30, 1997. Interest expense is primarily comprised of interest on the Company's line of credit and long term debt.

Other income (expense), net
---------------------------

Other income for the nine months ended September 30, 1997, includes a gain realized on the sale of Systems Chemistry, of approximately $2.5 million and a gain of $1.3 million associated with a licensing agreement of the Company's PRIMAXX cleaning technology in a specific field of use.

Tax Provision
-------------

No income tax benefit has been recorded for the nine months ended September 30, 1998, principally a result of the Company's recording a valuation allowance against its deferred tax asset as of September 30, 1998, thereby eliminating the benefit realized on the Company's 1998 net operating loss.

Income tax expense of $5.4 million for the nine months ended September 30, 1997 relates to a non-cash charge to increase the Company's valuation allowance for net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred tax assets will be realized.

Extraordinary Loss
------------------

Results for the first nine months of 1997 include an extraordinary loss for debt extinguishment of $1.2 million primarily related to the write-off of the original issue discount and unamortized debt issuance costs related to the Company's issuance of its 8% convertible subordinated notes and series A convertible non-redeemable preferred stock to the holders of the 9% convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Total current assets decreased $17.0 million, to $23.3 million at September 30, 1998, from $40.3 million at December 31, 1997. Cash and cash equivalents decreased $5.9 million during the nine month period ended September 30, 1998. Cash used in operations totaled $6.2 million for the nine months ended September 30, 1998 due primarily to the loss of $14.4 million before depreciation and other non cash charges of $15.4 million, partially offset by collections of accounts receivable. Accounts receivable decreased $9.0 million, to $7.2 million at September 30, 1998, from $16.6 million at December 31, 1997, as collections outpaced shipments, including the collection of $3.9 million of past due retainage receivables. Inventories, excluding reserves, increased $3.4 million, to $11.5 million at September 30, 1998 versus the balance at December 31, 1997 due primarily to finished goods inventory shipped in the fourth quarter of 1998.

Total current liabilities increased $4.1 million to $35.4 million at September 30, 1998, from $31.3 million at December 31, 1997. The primary component of the increase was deferred revenue which increased $5.3 million, to $9.2 million at September 30, 1998, as compared to $4.0 million at December 31, 1998, as the result of the higher level of advance payments received on customer orders during the first nine months of 1998.

Investing activities utilized cash of approximately $466,000 for capital equipment purchases.

Financing activities provided cash of $788,000, primarily as a result of net borrowings on the Company's line of credit offset partially by principal payments on long term debt and capital lease obligations.

In December 1997, the Company sold substantially all of the assets of its Imtec subsidiary in exchange for a note of $1.5 million payable through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate paid to the Company's principal secured lender.

In November 1997, the Company completed a private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002, with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. Upon certain payment defaults in connection with the Company's Senior credit facility, holders of the 12% notes have the option to purchase incremental Senior Subordinated Notes up to $4.0 million including up to approximately 2.9 million additional warrants. In addition, upon payment default under the 12% Notes, the holders have the right to designate a majority of the Board of Directors, subject in each case, to stockholder approval if applicable Nasdaq regulations would require such approval. The Company is not currently subject to any such regulations.

Also in November 1997, the Company entered into a new credit facility in the amount of up to $15 million with Greyrock Business Credit, a division of Nations Credit Commercial Corporation (Greyrock). Borrowings under this facility bear interest at "LIBOR" plus 5.375% (10.75% at September 30, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory and an overadvance of $2.0 million. The Company's borrowing capacity at September 30, 1998, was approximately $5.5 million. Borrowings under the credit facility were $5.0 million at September 30, 1998. The facility matures on January 1, 1999, and is renewable upon agreement of both parties. Although there can be no assurances, management believes its relationship with Greyrock is good and the credit facility will be renewed, upon maturity, for an additional year. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

In August 1997, the Company completed the sale of substantially all of the net assets of its Systems Chemistry subsidiary for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under its existing credit facility.

In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock (Preferred Stock) convertible into approximately
2.6 million shares of Common stock and approximately $8.7 million principal amount of its 8% Convertible Subordinated Notes (New Notes) due March 26, 2002 to the previous holders of $18,350,000 of its 9% convertible subordinated notes due December 1997 and associated warrants. The New Notes were initially convertible into shares of Common stock at $3.70 per share, subject to adjustment.

The Company incurred operating losses during the first three quarters of 1998, in fiscal 1997 and 1996, and as of September 30, 1998, had an accumulated deficit of $90.4 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations. During 1997, the Company hired a new management team and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position.

During the first nine months of 1998, the Company incurred significant restructuring charges. Results for the three and nine month periods ended September 30, 1998 include restructuring charges associated the write-off of depreciable assets associated with the consolidation of facilities, the write-off of equipment associated with the discontinuance of programs due to insufficient resources and severance costs associated with a reduction in workforce as the result of the delay and possible cancellation of certain orders scheduled for shipment in the third and fourth quarters of 1998. The Company has reduced its workforce by over 30% from June 29, 1998 levels.

In addition, the Company has entered into discussions with certain of its noteholders regarding the deferral of cash interest payments and providing additional debt/equity financing. Also, the Company has negotiated an overadvance of $2.0 million of additional borrowings above qualified accounts receivable and inventory as defined by the credit facility agreement through January 1, 1999. Continuance of the credit facility including is at the discretion of Greyrock. There can be no assurances that any of these activities will result in definitive agreements.

As planned, the Company sold its PRIMAXX division for $2.6 million on October 16, 1998. The cash proceeds of approximately $1.9 million was used to fund operating activities.

A summary of additional actions undertaken by management completed thus far, as well as actions initiated that will continue throughout the upcoming twelve month period, include the following:

o Reduced the Company's cash usage through workforce reductions of over 30%, facility consolidations in Allentown from three buildings to one and reductions in other spending;
o Initiated improvements in the cost structure and manufacturability through engineering the Company's core product lines to use less materials while maintaining process integrity and reducing costly product refinements and rework during production(margins on recent equipment shipments have significantly improved);
o Initiated procedures intended to shorten installation time through improving the quality controls on the Company's products before they leave the manufacturing facility and through better coordination with the customer. (recent customer source inspections have gone very smoothly and installation times on recent shipments are tracking under 60 days);
o Improved the quoting process to involve all functional areas and to better reflect costs to improve margins;
o Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;
o Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;
o Completed a program to fix system operating problems in the field using a more focused approach toward customer requirements, resulting in the collection of past due receivables totaling $3.9 million and improved customer satisfaction;
o Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's future cash requirements;
o Established a detailed budget to manage operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts; and
o    Sold the net assets of its PRIMAXX division in October 1998.

Management believes the cash requirements in the next twelve months will be generated by operations, borrowings on the Company's credit facility, customer deposits on certain orders, collection of currently outstanding past due receivables, expected additional debt/equity financing, and expected deferral of cash interest on long term debt. Without such actions, the Company is susceptible to severe cash shortages which may impact its ability to operate. Management is confident that its plans and programs will result in the successful funding of its working capital and cash requirements throughout the next twelve months. However, if financial results for the upcoming year do not meet management's expectations, management plans to further reduce discretionary expenditures such as research and development expenditures, capital expenditures, accelerate collection of receivables, enter into sales-leaseback transactions, or raise additional capital through potential private placements of debt or equity securities or obtain an expanded or replacement credit facility.

The Company believes that future results of operations will be influenced by a number of factors, including general economic conditions, timely new product introductions, the volume, mix and timing of orders received and numerous other factors. Additionally, the semiconductor industry continues to experience a weak demand which has lead to reduced future sales and increased pricing pressures. Due to the inherent risk in the timing of the development and testing of new products, the Company's operating results may fluctuate significantly.

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

YEAR 2000

Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem." In November 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing, various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's internal operating systems were upgraded during the quarter and are currently year 2000 compliant. The Company is in the process of upgrading systems used on its equipment in the field with expected completion in mid 1999. The Company has incurred costs of approximately $85,000 to address the year 2000 issue and it expects minimal costs in the future.

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


                                            SUBMICRON SYSTEMS CORPORATION


Dated: November 13, 1998                    By: /s/ DAVID J. FERRAN
                                                --------------------------------
                                                David J. Ferran
                                                President & CEO


Dated: November 13, 1998                        /s/ JOHN W. KIZER
                                                --------------------------------
                                                John W. Kizer
                                                Vice President Finance
                                                Chief Financial Officer