Form 10-K
period 1998-12-31
SUBMICRON SYSTEMS CORP
filed 1999-03-31
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1998.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to__________ .

            Commission file number 0-19507

                          SubMicron Systems Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3607944
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

6330 Hedgewood Dr., #150, Allentown, PA 18106                    18106
---------------------------------------------                    -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (610) 391-9200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Based on the closing sale price of March 25, 1999, the aggregate market value of the voting stock held by non affiliates of the Registrant was $5,928,794.

The number of shares outstanding of the Registrant's Common Stock was 19,888,207 at March 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1999 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the Registrant's fiscal year.

                              PART I

ITEM 1.  BUSINESS

General

      SubMicron Systems Corporation (the "Company" or "SMS") designs, manufactures and markets advanced wet surface preparation and cleaning equipment used in the manufacture of microelectronic devices such as semiconductors, integrated circuits (IC's), and also for the production of raw silicon wafers on which such devices are manufactured. The automated products utilize a robotic handling system and complex software to carry out numerous, precisely controlled cleaning, etching, and stripping operations required throughout the microelectronic and raw silicon fabrication process. The product line also includes manual and semi-automated systems. The utilization of these products has extended beyond the semiconductor sector to include such applications as circuit boards, parts cleaning, plating systems, and substrate cleaning of electronic memory devices such as computer disk drives. In recent years, some of these systems have been used for more sophisticated applications in the research and development environment, pilot line applications, and lower volume IC manufacturing.

      During 1997, to refocus the Company to its core business, wet wafer surface preparation, SMS sold substantially all of the net assets of two of its subsidiaries, Systems Chemistry Incorporation (SCI), manufacturer of chemical distribution systems, and Imtec Acculine, Inc. (Imtec), a manufacturer of temperature regulated baths and megasonic systems. Also during 1997, the Company licensed its PRIMAXX(TM) technology in a specific field of use. In the fourth quarter of 1998 and consistent with the previously-announced plan to divest of non-core business units, the Company sold certain net assets of its PRIMAXX(TM) operations, which manufactured tools for dry single-wafer processing.

Industry Background

      The need for new processes and systems capable of manufacturing silicon wafers and high performance electronic devices with increasingly complex circuits has increased the demand for new semiconductor production equipment. Since 1980, the semiconductor industry has met the growing demand for more advanced Dynamic Random Access Memory (DRAM) by providing integrated circuits with smaller circuit designs and increased memory capacity. With the successive development of the 64KB, 256KB, 1MB, 4MB, 16MB and 64MB DRAMs, feature sizes of the circuits have declined from a size greater than 2.0 microns to 0.2 micron for a 16MB DRAM. At the same time, the size of the wafers has increased from six inches (150mm) in diameter to eight inches (200mm) in diameter. Volume production of 300mm wafers is expected to begin after 2001.

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

      The number of process steps involved in the manufacture of DRAMs has increased from approximately 60 for the 64KB (64 thousand bits) circuit to over 300 for the 64MB (64 million bits) circuit. A critical part of the fabrication process is the cleaning of the wafers to remove particles, oxides and metal contamination which, if not removed, can render a circuit inoperable, particularly if the size of the contaminant particle is larger than the geometry of the integrated circuitry. As the circuits on DRAMs have become smaller, the tolerance levels for contaminants on the wafer surface have declined in order to maintain commercially acceptable yields.

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

      Cleaning is generally performed by exposing the wafer to a sequence of liquid chemical baths or gas vapors. As many as 60 of the 300 process steps involved in manufacturing an advanced IC take place in a wet station. In addition to contamination from particles left over from the various steps in the fabrication process, such as etching or stripping, contaminants may also be introduced from the equipment and chemicals utilized in the manufacturing process.

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

      GAMA-98(TM). This product is an advanced product platform involving fully automated acid/solvent wet stations used in cleaning, etching and stripping of both bare silicon and patterned wafers. It targets the high-end integrated circuit and raw silicon final clean market segments and offers a high level of process flexibility.

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

      SMS's wet surface preparation systems incorporate the following components and features, many of which are sold separately as additions to, or replacements for, existing systems. The current silicon wafer and semiconductor markets continue to search for unique product solutions as provided by the Company's technologies, such as DIO3(TM) and the In-Situ Chemical Efficiency System (ICE-1(TM)), which are described below.

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

The In-Situ Chemical Efficiency System (ICE-1.) This patented process is used in the regulation of chemical concentration within a bath. The proper chemical mixture within the bath is critical in order to maintain consistent processing. The mixture is adjusted by the addition of a specific amount of solution to bring the bath back into compliance within the required tolerances. The use of this technology reduces overall chemical consumption by enhancing the life of the bath thereby reducing the need for full bath chemical replacement.

Megasonic Cleaning System (Phaser). SMS's high frequency/high power energy cleaning system (the "TurboPhaser") uses high frequency energy waves to remove particle contamination from a batch of wafers immersed in a chemical bath. This process, also known as megasonic cleaning, is designed to assist in the removal of contaminants from the wafer surface which generally cannot be removed by standard spray wafer processing. The TurboPhaser is operated by an electronic controller and possesses transducer assemblies capable of operating (from a single power supply) at a frequency range of 1.0 Mhz to 1.1 Mhz and emitting over 800 watts. There are patent applications pending for portions of the megasonic cleaning system. In 1999, the Phaser design is expected to be enhanced to increase energy transmission and reduce material costs. This new design is called the Direct Coupled (DC) Megasonic.

Research and Development

      The market for semiconductor manufacturing equipment is characterized by technological change and product innovation. SMS believes that continued and timely technological advances in products and enhancements to existing products are necessary to enhance its competitive position within the industry as well as its financial performance. Accordingly, SMS is committed to active research and development programs and regularly consults with customers, industry groups and academic institutions to determine the changing needs of the industry. However, spending in this area has been negatively impacted by the Company's financial condition.

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

      SMS implemented a program, beginning in 1997, called Product And Cycle-time Excellence (PACE), which is aimed at achieving:

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

      SMS maintains a 2,600 square-foot Class 1 Applications Laboratory in a portion of its Allentown facility. The Applications Lab provides the Company's customers with the ability to process their wafers on the Company's equipment. The equipment in the Applications Lab includes two GAMA-1 systems and an advanced platform Alpha tool. The Applications Lab also contains equipment for analysis of process performance data on the quality of the Company's equipment. This capability includes defect analysis for particles and ionics as well as oxide uniformity analysis. The Applications Lab also provides a test facility for the Company's future products.

Marketing, Sales and Service

SMS markets and sells its products through a combination of a direct sales force and manufacturer's representatives for markets in both new fabrication lines and as replacement systems or components for existing fabrication lines. Potential customers for SMS's products include advanced semiconductor manufacturers in primarily three principal markets: the United States, Europe and Asia. In 1998, 75%, 15% and 10% of the Company's net sales were to major semiconductor chip manufacturers in the United States, Europe and Asia, respectively.

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

      Due to the substantial operational and financial commitments customers make when they purchase a system, the Company believes that its ability to provide prompt and effective field support is critical to its marketing efforts. SMS employs technical staff to assist and train its customers in performing preventative maintenance and to service the Company's equipment. For the majority of its orders, the Company provides full-time technical support, parts, and maintenance for the first year. After the first year, SMS offers maintenance contracts whereby one or more employees of the Company will work full-time at the customer's facility and provide service, maintenance and training for the customer's personnel on a fee basis.

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

      The Company attempts to maintain minimal inventory and to order component part supplies only as needed to manufacture a system for which a purchase order has been received. This approach subjects the Company to the risk that a component part or supply will be unavailable. SMS has attempted to reduce this risk by maintaining multiple approved vendors of component parts and supplies necessary for the manufacture of its systems and attempting to forecast requirements. The Company has experienced some delay in the manufacture of its products caused by the inability to obtain component parts or supplies stemming from the Company's financial condition.

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

      The primary competition to SMS's automated wet station equipment is from the following companies: DaiNippon Screen Manufacturing Co., Ltd., S.E.S. Ltd. and Tokyo Electron, Ltd., all based in Japan; Steag Microtech, a Germany based company, and SCP Global Technologies and CFM Technologies, Inc., U.S. companies. In addition, SMS faces competition from a number of domestic companies which supply manual wet stations at prices significantly lower than the prices of the Company's automated systems.

Protection of Technology

      The Company holds eleven United States patents, has three allowed United States patent applications and has several patent applications pending in the United States covering various features of its products and products under development. SMS currently has six patents and seven patent applications pending outside of the United States. SMS believes that the protection of its proprietary technologies and products is important and it protects its proprietary information through non-disclosure agreements with its customers, suppliers and key employees.

ITEM 2. PROPERTIES

      SMS's principal design and manufacturing facilities occupy approximately 39,000 square feet of a building in Allentown, Pennsylvania and 26,340 square feet of a building in Santa Clara, California. The current monthly rentals, including expenses are approximately $32,000 and $20,000, respectively. The lease for the Allentown facility expires in 2000. The lease for the California facility expires in November 2005.

ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to lawsuits arising, from time to time, in the ordinary course of business. In the opinion of management, the ultimate resolutions of such matters will not have a material impact on the Company's financial position, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                Age       Positions with the Company
----                ---       --------------------------
David J. Ferran     42        Chairman of the Board, President
                                and Chief Executive Officer
Robert P. Tetu      47        Vice President and Chief Operating Officer
John W. Kizer       57        Vice President Finance and Chief Financial Officer
James S. Molinaro   36        Vice President Marketing and European Sales
Richard E. Novak    53        Sr. Vice President Advanced Technology and
                                Chief Technical Officer

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

      Mr. Tetu has been Chief Operating Officer since February 1999. From July 1998 to January 1999, he served as Vice President of Operations of the Company. From August 1997 to June 1998, he served as Vice President of Engineering of the Company. From 1996 to July 1997, he served as Vice President of Product Operations of Rodel, Inc., a supplier of consumables to the semiconductor industry located in Newark, Delaware. Prior to that, he served as a Business Unit Manager for Avery Dennison, an office supply manufacturer located in Cincinnati, Ohio. Mr. Tetu holds a BSChE degree from the University of New Hampshire.

     Mr. Kizer has been Vice President Finance and Chief Financial Officer of the Company since July 1997, and served as a consultant to the Company from May 1997 until assuming such position. From June 1996 to May 1997 he was a Vice President and Corporate Controller of Tylan General Corporation. Prior to joining Tylan General, Mr. Kizer served as Vice President, Finance and Chief Financial Officer for Robertshaw Controls Company and also held financial management positions at Trustcorp Bank Ohio and Champion Spark Plug Company. He has over 25 years' experience in senior financial management positions. Mr. Kizer holds a B.B.A. degree from the University of Toledo and is a Certified Public Accountant.

        Mr. Molinaro has over 14 years of experience in senior engineering positions. He has a B.S. degree in Mechanical Engineering/Robotics from Pennsylvania State University. He has also completed the "Executive Development Program" at the Wharton School of Business at the University of Pennsylvania. Mr. Molinaro served on the SMS Board of Directors from 1989 to 1997 and held various positions in the Company, including President and COO. Mr. Molinaro is an original founder of the Company and currently holds the position of Vice President, Technical Planning and Data Analysis.

      Dr. Novak has been with the Company since 1991 and has helped expand SMS's product line. Dr. Novak earned his Ph.D. in ceramic engineering from the University of Illinois. Previous work experience includes Honeywell, RCA, FSI International and he was instrumental in basic research concerning the use of Gallium-Arsenide in the manufacturing of integrated circuits.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Until April 17, 1998, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "SUBM." After that date, the Common Stock has traded and is currently traded on the Over-the-Counter Bulletin Board under the same symbol "SUBM." The following table sets forth for the periods indicated the closing price range of the Common stock.

                                  Common Stock
Quarter Ended                 High              Low
-------------                 ----              ---
March 31, 1997              $5-1/4            $3-1/16
June 30, 1997                3-1/2             2-5/16
September 30, 1997           4-5/8             2-11/16
December 31, 1997            4-1/16            2-1/16
March 31, 1998               2-9/16            1-3/8
June 30, 1998                1-13/16             3/4
September 30, 1998           1-1/8               5/16
December 31, 1998            57/64               1/8


      In December 1998, the Company issued $4.5 million of Series B 12% Senior Subordinated Notes due February 1, 2002 ("Series B Senior Subordinated Notes") with associated warrants to purchase 22,500,000 shares of the Company's Common Stock at prices ranging from $.36 - $.52 per share, subject to customary adjustment for changes in capitalization and below market issuances. The Company used the net proceeds to fund operations.

      Interest due on Series B Senior Subordinated Notes through September 30, 1999 will be converted into interest units, each unit consisting of a Series B Senior Subordinated Note in a principal amount equal to the amount of interest otherwise payable in cash on such interest payment date and warrants to purchase 720 shares of Common Stock for each $1,000 principal amount of Series B Senior Subordinated Notes then issued (pro rated when not in multiples of $1,000). Beginning October 1, 1999, interest is payable in cash. The exercise price for such warrants will be 110% of the price of the Common Stock on the respective dates of issuance. Interest on the Company's 12% Senior Subordinated Notes through October 1, 1999 which was required to be paid in cash may, at the Company's option, be paid in interest units. Additionally, certain holders of the Company's 8% Convertible Subordinated Notes will receive interest units in lieu of cash interest through September 30, 1999.

      The issuance of the Series B Senior Subordinated Notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      At March 25, 1999, there were 10,521 record holders of the Company's Common Stock. The Company has not paid any dividends on its Common stock. The Company does not anticipate paying dividends on its Common stock in the foreseeable future, and its banking and long term debt agreements restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

                                                                  Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                        1998(1)          1997(2)            1996           1995(3)         1994(3)
                                       ---------        ---------        ---------        ---------       ---------
Statement of Operations Data:
Net sales                              $  42,205        $  97,895        $ 171,484        $ 123,068       $  86,119
Cost of sales                             38,697           90,551          142,748           84,352          57,882
                                       ---------        ---------        ---------        ---------       ---------
Gross profit                               3,508            7,344           28,736           38,716          28,237

Selling, general and
   administrative                         15,092           32,230           41,337           29,109          21,465
Research and development                   7,849            9,225            9,373            5,678           3,357
Restructuring charges                      5,086            5,639               --               --              --
                                       ---------        ---------        ---------        ---------       ---------
Operating (loss) income                  (24,519)         (39,750)         (21,974)           3,929           3,415
Other (expense) income, net               (4,612)          (1,154)          (4,701)           1,258              72
                                       ---------        ---------        ---------        ---------       ---------
(Loss) income before income
  taxes and extraordinary charge         (29,131)         (40,904)         (26,675)           5,187           3,487
Income tax expense (benefit)                  --            5,480           (6,566)           1,498           1,454
                                       ---------        ---------        ---------        ---------       ---------
(Loss) income before
  extraordinary charge                   (29,131)         (46,384)         (20,109)           3,689           2,033

Extraordinary charge                          --           (1,169)              --               --              --
                                       ---------        ---------        ---------        ---------       ---------

Net (loss) income                      $ (29,131)       $ (47,553)       $ (20,109)       $   3,689       $   2,033
                                       =========        =========        =========        =========       =========
Basic (loss) income per
  Common share                         $   (1.51)       $   (2.77)       $   (1.20)       $    0.23       $    0.13
                                       =========        =========        =========        =========       =========
Diluted (loss) income per
  Common share                         $   (1.51)       $   (2.77)       $   (1.20)       $    0.19       $    0.12
                                       =========        =========        =========        =========       =========


                                                                  December 31,
                                     ----------------------------------------------------------------------
                                       1998            1997            1996           1995           1994
                                     --------        --------        --------       --------       --------
BALANCE SHEET DATA
Total assets                         $ 30,737        $ 59,708        $124,754       $119,948       $ 59,992
Long-term debt                       $ 35,187        $ 31,023        $ 24,015       $ 18,909       $  2,390
Working capital (deficit)            $ (4,238)       $  9,025        $ 25,618       $ 47,100       $ 24,178
Stockholders' (deficit) equity       $(29,112)       $ (2,590)       $ 28,676       $ 46,023       $ 31,808


(1) In October 1998, the Company sold substantially all of the net assets of PRIMAXX(TM) Corporation. As such, results of operations for the year ended 1998 reflect the operations of PRIMAXX(TM) through October 14, 1998.

(2) In August and December 1997, the Company sold substantially all of the net assets of its Systems Chemistry and its Imtec Acculine subsidiaries, respectively. As such, results of operations for the year ended 1997 reflect the results of operations of Systems Chemistry through August 8, 1997 and results of operations of Imtec through December 31, 1997.

(3) In February 1995, the Company acquired all of the outstanding stock of Systems Chemistry in exchange for 3,400,000 shares of Common Stock. In March 1996, the Company acquired all of the outstanding common stock of Imtec in exchange for 575,000 shares of Common Stock. Each transaction was accounted for as a pooling of interests and, accordingly, historical financial data has been restated to include Systems Chemistry and Imtec.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Systems sales consist of new systems and product enhancements and are recognized at the time of shipment. Other sales consists of spare parts, service contracts and construction services. Sales of spare parts and service contracts are recognized when the parts are shipped or when the service has been performed. Construction services sales, which were performed solely by Systems Chemistry, were recognized when the services were completed using a method similar to percentage-of-completion. With the sale of the operations of Systems Chemistry in 1997, there were no construction service revenues in 1998.

      Cost of systems sales consists of materials, labor and related expenses associated with the production process. Cost of other sales consists primarily of spare parts material costs and labor, and related expenses associated with service contracts. In 1997 and 1996, cost of other sales also included construction costs.

      In March 1996, the Company acquired all of the outstanding stock of Imtec in exchange for 575,000 shares of Common Stock. The transaction was accounted for as a pooling of interests, and, accordingly, the 1996 financial data was restated. To concentrate on its core business, wet wafer surface preparation, the Company sold substantially all of the net assets of its PRIMAXX(TM) operations, Systems Chemistry and Imtec Acculine subsidiaries in October 1998 and August and December 1997, respectively. As such, results of operations for 1998 reflect the operations of PRIMAXX(TM) through October 14, 1998, results for the year ended 1997 reflect the results of operations of Systems Chemistry through August 8, 1997 and results of operations of Imtec for the entire year.

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's consolidated statements of operations.

                                                          PERCENTAGE OF NET SALES
                                                           YEAR ENDED DECEMBER 31,
                                                       1998           1997           1996
                                                      ------         ------         ------
Total net sales                                        100.0%         100.0%         100.0%
Total cost of sales                                     91.7           92.5           83.2
                                                      ------         ------         ------
Gross Profit                                             8.3            7.5           16.8

Operating Expenses:
   Selling, general and administrative expenses         35.8           32.9           24.1
   Research and development expenses                    18.6            9.4            5.5
   Restructuring charges                                12.0            5.8             --
                                                      ------         ------         ------
   Total operating expenses                             66.4           48.1           29.6
                                                      ------         ------         ------

Operating loss                                         (58.1)         (40.6)         (12.8)

Interest expense                                       (16.1)          (5.0)          (3.1)
Other income (expense), net                              5.2            3.8             .4
                                                      ------         ------         ------
Loss before income taxes
  and extraordinary charge                             (69.0)         (41.8)         (15.5)
Income tax expense (benefit)                              --            5.6           (3.8)
                                                      ------         ------         ------
Loss before extraordinary charge                       (69.0)         (47.4)         (11.7)
Extraordinary charge                                      --           (1.2)            --
                                                      ------         ------         ------
Net loss                                               (69.0)%        (48.6)%        (11.7)%
                                                      ======         ======         ======

RESULTS OF OPERATIONS
Year ended December 31, 1998 compared to the year ended December 31, 1997

Net sales for 1998 were $42.2 million, a decrease of $55.7 million, or 57%, from $97.9 million of net sales for 1997. System sales in 1998 were $35.7 million as compared to $71.8 million for 1997, a decrease of 50.3%. Other sales were $6.5 million for 1998, a decrease of $19.6 million, or 75.1%, as compared to $26.1 million for 1997. The decrease in sales is primarily attributable to three factors. First, sales for 1997 include sales of Systems Chemistry through August 7, 1997 and Imtec through December 31, 1997. Second, the slowdown in the semiconductor equipment industry has decreased orders throughout 1998. Third, the Company has experienced performance problems with several of its systems in the field which has delayed repeat orders from several of its key accounts. These performance problems, through a concerted effort, were substantially corrected in 1998.

In 1998, 75%, 15% and 10% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. In 1997, 57%, 32% and 11% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. The economic crisis in Asia negatively impacted the Company's sales in 1998.

Cost of sales for 1998 was $38.7 million, or 91.7% of sales, versus $90.6 million, or 92.5% of sales, for 1997. Included in 1998 cost of sales were $4.2 million of charges associated with increases in reserves for inventory, and included in 1997 cost of sales were $11.2 million of charges associated with increases in reserves for inventory and warranty. Excluding the 1998 and 1997 charges of $4.2 million and $11.2 million, cost of sales, as a percentage of sales, for 1998 and 1997 would have been 81.7% and 81.5%, respectively.

Selling, general and administrative expenses were $15.1 million, or 35.8% of sales for 1998, compared to $32.2 million, or 32.9% of sales for 1997. The reduction of expenses was primarily due to seven months less Systems Chemistry activity, twelve months less of Imtec activity, cost reduction programs and decreased commissions due to lower net sales.

Research and development expenses were $7.8 million, or 18.6% of sales, for 1998, versus $9.2 million, or 9.4% of sales, for the comparable prior year period. These expenses consist of costs associated with process support for systems in the field, cost of enhancing existing products and the cost of new product development.

Results for 1998 and 1997 include restructuring charges of $5.1 million and $5.6 million, respectively, related to the reorganization of the Company, consisting primarily of severance, lease termination, and asset disposal costs.

Interest expense in 1998 was $6.8 million as compared to $4.9 million in 1997. The increase in interest expense is a result of the increased average outstanding borrowings during the year.

Other income, net including interest income was $2.2 million in 1998 as compared to $3.7 million in 1997. Other income, net for 1998 consists primarily of the gain of approximately $1.5 million recognized on the sale of certain net assets of PRIMAXX(TM) operations and a post-closing negotiated adjustment of the purchase price of $500,000 from the 1997 sale of certain net assets of Systems Chemistry and interest income on the Company's short term investments. Other income, net for 1997 consists primarily of the gains recognized on the sale of the net assets of Systems Chemistry and the PRIMAXX(TM) license.

In 1998, the tax benefit related to the Company's net operating loss carryforward was offset by the recording of a full valuation allowance. Income tax expense of $5.5 million was recognized in 1997. The 1997 expense related to a non-cash charge to increase the Company's valuation allowance for net deferred tax assets. Such allowance will be available to offset future income tax expense when it becomes more likely than not that such deferred assets will be realized.

Results for 1997 include an extraordinary loss for debt extinguishment of $1.2 million primarily related to the write-off of the original issue discount and unamortized debt issuance costs related to the Company's 9% convertible subordinated notes that were issued to the holders of the Company's 8% convertible subordinated notes and series A convertible non-redeemable preferred stock.

Year ended December 31, 1997 compared to the year ended December 31, 1996

Net sales for 1997 were $97.9 million, a decrease of $73.6 million, or 43%, from $171.5 million of net sales for 1996. System sales in 1997 were $71.8 million as compared to $140.8 million for 1996, a decrease of 49.0%. Other sales were $26.1 million for 1997, a decrease of $4.6 million, or 14.9%, as compared to $30.7 million for 1996. The decrease in sales is primarily attributable to three factors. First, sales for the entire year 1997 include sales of Systems Chemistry through August 7, 1997 while 1996 sales include sales of Systems Chemistry for the entire year. Second, the Company had experienced performance problems with several of its systems in the field which has delayed repeat orders from several of its key accounts. Third, the slowdown in the semiconductor equipment industry decreased orders during the second half of 1997.

In 1997, 57%, 32% and 11% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. In 1996, 70%, 17% and 13% of the Company's net sales were to major chip manufacturers in the United States, Asia and Europe, respectively. The economic crisis in Asia did not materially impact the Company's sales in 1997.

Cost of sales for 1997 was $90.6 million, or 92.5% of sales, versus $142.7 million, or 83.2% of sales, for 1996. Included in 1997 cost of sales were $11.2 million of charges associated with increases in reserves for inventory and warranty. The increase in cost of sales as a percentage of sales is primarily attributable to decreased sales volumes, increases in reserves as previously mentioned and the under-absorption of labor due to the slowdown in equipment shipments. Included in 1996 cost of sales were charges of approximately $11.0 million to write-off certain inventory and increase the Company's inventory and warranty reserves. Excluding these 1997 charges of $11.2 million and 1996 charges of $11.0 million, cost of sales, as a percentage of sales, for 1997 and 1996 would have been 81.5% and 76.8%, respectively.

Selling, general and administrative expenses were $32.2 million, or 32.9% of sales for 1997, compared to $41.3 million, or 24.1% of sales for 1996. The reduction of expenses was primarily due to five months less Systems Chemistry activity, cost reduction programs and decreased commissions due to lower net sales.

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

Interest expense in 1997 was $4.9 million as compared to $5.2 million in 1996. The decrease in interest expense is attributable to the conversion to equity of certain interest bearing notes in March 1997.

Other income, net including interest income was $3.7 million in 1997 as compared to $543,000 in 1996. Other income, net for 1997 consists primarily of the gains on the sale of the net assets of Systems Chemistry and the PRIMAXX(TM) license and interest income on the Company's short term investments. Other expense in 1996 consisted primarily of interest on the Company's borrowings and capital lease obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

      In 1998 cash and cash equivalents decreased $6.2 million to $2.0 million at December 31, 1998 from $8.2 million at December 31, 1997. For the years ended December 31, 1998, 1997 and 1996, SMS's operations used cash of $13.6 million, $7.0 million and $21.3 million, respectively. Cash used in operating activities during 1998 was primarily the result of the $29.1 million loss incurred during 1998 offset by decreases in accounts receivable and inventory totaling $11.7 million. Cash used in operating activities during 1997 was primarily the result of the $47.6 million loss incurred during 1997 offset by a decrease in accounts receivable and inventory totaling $23.7 million. Operating activities in 1996 used cash of $21.3 million primarily to fund the Company's $20.1 million loss.

      Investing activities in 1998 and 1997 generated cash of approximately $2.0 million and $14.0 million primarily related to proceeds received from the sale of substantially all of the net assets of its PRIMAXX(TM) operation and Systems Chemistry respectively. Investing activities utilized cash of $6.9 million in 1996, primarily due to the purchase of equipment to increase production capacity.

      Financing activities provided cash of $5.3 million in 1998, utilized $4.3 million of cash in 1997 and provided cash of $17.6 million in 1996. Financing activities in 1998 include proceeds of $4.5 million from a private placement of securities and an increase in the borrowings under the Company's credit facility. At December 31, 1998, no additional availability existed under the credit facility. Financing activities in 1997 include proceeds of $20.0 million from a private placement of securities and a $5 million note relating to the sale of Systems Chemistry's net assets. In 1997, the Company repaid $28.1 million of borrowings on its line of credit and established a new credit facility with availability, depending upon levels of eligible accounts receivable and inventory, of up to $15 million. Financing activities in 1996 provided $17.6 million primarily from borrowing on the Company's line of credit, proceeds from a sale-leaseback transaction and exercises of options and warrants.

      Working capital decreased $13.2 million to a working capital deficit of $4.2 million as of December 31, 1998, from working capital of $9.0 million as of December 31, 1997. The decrease is due to the lower volume of business coupled with the slowdown in the semiconductor industry.

      In December 1998, the Company issued $4.5 million principal amount of Series B 12% Senior Subordinated Notes due February 1, 2002 (Series B Senior Subordinated Notes) with associated warrants to purchase 22,500,000 shares of the Company's Common stock at prices ranging from $.36 to $.52 per share, subject to customary adjustment for changes in the capitalization and below market issuances.

      In October 1998, the Company sold substantially all of the net assets of its PRIMAXX(TM) operation for $2.1 million. The Company retained the rights to future royalty payments based on the number of units sold.

      As of August 1, 1998, the Company began issuing Series B Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. All such notes issued have attached 720 warrants for each $1,000 principal amount of notes. Series B Senior Subordinated Notes in the principal amount of approximately $911,000 with warrants to purchase 655,574 shares of Common Stock at prices ranging from $.36 to $.52 per share, were issued in 1998. Beginning October 1, 1999, interest becomes payable only in cash.

      Subsequent to year end and through March 31, 1999, the Company issued $1,250,000 of Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002. These notes are convertible at the holder's option into approximately
2.4 million shares of Common Stock at a conversion rate equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in the capitalization and below market issuances.

      In December 1997, the Company sold substantially all of the assets of its Imtec Acculine subsidiary in exchange for a note of $1.5 million payable through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid by the Company to its principal secured lender (10.0% at December 31, 1998).

      In November 1997, the Company completed a private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 (Senior Subordinated Notes), with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. The Company was not in compliance with certain covenants under the Senior Subordinated Notes at December 31, 1998, due to no longer meeting the requirement for listing by NASDAQ and not meeting certain minimum financial requirements. Additionally, the Company, based on its current projections, anticipates that it will not be in compliance with certain financial requirements under the Senior Subordinated Notes during 1999. The Company, however, has obtained waivers from the noteholders for the existing and expected covenant violations through January 1, 2000. In 1998, the Company exercised its option with the noteholders to issue additional Senior Subordinated Notes in lieu of cash interest payments for 50% of the interest due in 1998. As such, additional notes in the principal amount of $1,241,000, bearing interest at the stated 12% were issued in 1998. Beginning October 1, 1999, interest becomes payable only in cash.

      In November 1998, the Company renewed its credit facility with Greyrock Capital, a division of Nations Credit Commercial Corporation (Greyrock).
As part of the renewal, the facility was extended through January 1, 2000 and reduced from $15 million to $10 million. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.0038% at December 31, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Periodically, such borrowing base has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and relatively small additional funding availability created by work in process inventory. Borrowings under the credit facility were $4.8 million at December 31, 1998, including $2.0 million of additional borrowings above the available borrowing base. These additional borrowings of $2.0 million are due September 30, 1999. The facility matures on January 1, 2000, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.

      The Company schedules production of its systems based upon order backlog. SMS includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve-month period. As of December 31, 1998 and 1997, the Company's continuing business backlog was $11.9 million and $22.4 million, respectively. Because of possible changes in delivery schedules and cancellations of orders, SMS's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

      The Company incurred operating losses during 1998, 1997 and 1996, and as of December 31, 1998, had a stockholders' deficit of $29.1 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations in recent years. In response to the significant losses from operations, the Company hired a new management team in 1997 and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position. A summary of management's actions completed thus far, as well as certain actions initiated that are expected to continue into 1999 to address the financial conditions described above, include the following:

- Divested three subsidiaries with products inconsistent with the Company's core business, using certain of the proceeds to significantly reduce its outstanding and maximized line of credit;

- Refinanced its remaining line of credit balance with term debt and an additional credit facility;

- Renegotiated $2 million of additional borrowings above the borrowing base of qualified accounts receivable and inventory as defined by the credit facility through September 30, 1999, as well as an extension of the remainder of the facility through January 1, 2000;

- Established in 1999 an arrangement whereby certain of the Company's noteholders will provide, at their sole discretion, cash infusions when requested by the Company in return for the issuance of convertible debt;

- Reduced the Company's cash usage through significant workforce reductions, facilities consolidation from three buildings to one, and reductions in other spending;

- Initiated improvements in the cost structure and manufacturability by engineering the Company's core product lines to use less materials while maintaining process integrity and reducing costly product refinements and rework during production thereby improving gross margins;

- Initiated procedures to shorten installation time through improving the quality controls on the product before it leaves the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which will reduce installation delays, reduce costs to the Company, increase customer satisfaction, and accelerate payments of receivables;

- Improved the sales quoting process to involve all functional areas so as to more accurately estimate costs thereby improving gross margins.

- Initiated and completed a program to fix system operating problems in the field using a more focused approach toward customer requirements thereby accelerating the collection of past due receivables and improving customer satisfaction;

- Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;

- Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;

- Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's upcoming annual cash requirements; and

- Established a detailed budget to manage the upcoming year's operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts.

Management believes many of the actions taken have contributed to the improved gross margins on shipments in the last two quarters of 1998; however, management also believes that future results of operations will be influenced by a number of factors, including general economic conditions, the volume, mix and timing of orders received, timely new product introductions and testing, and numerous other factors. Additionally, the semiconductor industry and related capital equipment suppliers, such as the Company, have experienced a reduction in demand which has led and could continue to lead to reduced sales and increased pricing pressures.

Since a significant portion of the Company's sales represent custom equipment orders for which pricing can range from $300,000 to over $3,000,000, the volume and timing of orders can have a significant effect on the Company's operating results and cash flows. Based on semiconductor capital equipment industry information available to the Company, management is optimistic that the industry's downcycle may improve during the second half of 1999 and continue the favorable trend in 2000; however, no assurance can be given that such improvement in the industry will occur.

Management believes the cash requirements in 1999 will be provided by operations and supplemented by borrowings on the Company's credit facility, cash infusions from certain of the Company's noteholders in return for convertible debt, deferral of substantially all cash interest on long-term debt through September 30, 1999, and customer deposits on certain orders. Without such supplemental sources of cash, the Company is susceptible to severe cash shortages which may impact its ability to operate. While management believes that its plans and implemented programs, along with the supplemental sources of cash, will result in adequately funding its 1999 working capital and cash requirements, certain of these plans, programs, and supplemental cash sources are contingent upon future events that are not within the Company's control; therefore, there can be no assurances that management's actions will be successful or certain of the supplemental cash sources will be available.

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

      The substantial losses the Company incurred have burdened the Company with a level of debt that has severely limited the Company's access to working capital. The Company has retained an investment-banking firm to advise on the Company's strategic alternatives, including possible ways to restructure the balance sheet.

YEAR 2000

The Year 2000 issue, or "The Y2K Bug" as it is sometimes called, is the result of computer programs and equipment that were written and manufactured using two digits rather than four to define the applicable year. Date-sensitive computer programs and equipment may recognize a date using only the last two digits. This could result in the Year 2000 being recognized as the year 1900. System failures or miscalculations can occur, which would cause disruptions in operations and/or the inability to process normal business transactions.

In November 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company has been defining, assessing, converting, or replacing, various programs, hardware and equipment instrumentation systems to make them Year 2000 compatible. The Company has incurred costs of approximately $50,000 through December 31, 1998 to address the Year 2000 issue and it expects to incur additional costs of approximately $100,000.

Information Technology ("IT") systems have been evaluated and assessed for Year 2000 readiness. All network IT systems are in the process of being upgraded as part of a corporate upgrade program that will also address identified Year 2000 related issues and concerns. Non-IT systems typically include embedded technology such as microcontrollers. These types of systems are more difficult to assess and repair than IT systems. In fact, the Company will have to replace non-IT systems since they cannot be repaired. All upgrades and replacement programs are expected to be completed in 1999.

Manufactured equipment that the Company supplies to its customers have been identified and assessed for Year 2000 readiness. A report system outlines known issues of concerns regarding sub-systems and sub components integrated into the Company's equipment. A corrective action plan has been developed and deployment of the plan is in effect. The Company is alerting all of its customers to the concerns regarding Year 2000, though it is inevitably the responsibility of the end-users to deploy all recommended corrective action plans.

Third parties who supply the Company with real time goods and services have been identified and are being assessed. Approximately 90% of these third parties have stated their readiness and capabilities to successfully supply their goods and services through the Year 2000 and beyond without interruption in deliveries of goods and services.

The potential risk to the Company due to the Year 2000 related issues are as follows. Disruptions in computer hardware, software or delivery of supplier goods and services could result in the inability to engineer, schedule and deliver manufactured equipment and services to customers as well as the failure to fulfill contractual agreements. Customers may experience Year 2000 related problems that could interrupt their abilities to perform business and financial transactions thus interrupting collections or bank processes. Disruptions in supplier services may interfere with the Company's ability to communicate to its customers and adversely effect delivery of products. The amount of total potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is preparing to handle the most reasonably likely worst case scenarios. Secondary critical suppliers are available in many cases. Communication capabilities are vast through many different medias. All computers and software will be standardized with secondary systems available to perform any critical tasks in the event of a system failure. The Company believes it will be adequately prepared for any significant Year 2000-related issues that may occur. The Company believes it has sufficient hardware and resources to address such issues on a timely basis.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Consolidated Financial Statements and Supplemental Schedule       Page
                                                                                 ----
      Report of Independent Auditors                                              17

      Consolidated Balance Sheets as of December 31, 1998 and 1997                18

      Consolidated Statements of Operations for the Years Ended
               December 31, 1998, 1997 and 1996                                   19

      Consolidated Statements of Stockholders' Equity (Deficit) for the Years
               Ended December 31, 1998, 1997 and 1996                             20

      Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996                                   21

      Notes to Consolidated Financial Statements                                  22

      Supplemental Schedule                                                       43

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
SUBMICRON SYSTEMS CORPORATION


We have audited the accompanying consolidated balance sheets of SubMicron Systems Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SubMicron Systems Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that SubMicron Systems Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses and has working capital and stockholders' equity deficits at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 1998 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 1999

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
ASSETS                                                         1998             1997
                                                             --------         --------
Current assets:
   Cash and cash equivalents                                 $  1,982         $  8,228
   Accounts receivable, net of allowance for
     doubtful accounts of $1,752 and $945                       8,676           16,632
   Inventories                                                  7,787           13,152
   Prepaid expenses and other                                   1,979            2,288
                                                             --------         --------

         Total current assets                                  20,424           40,300
                                                             --------         --------

Property and equipment, net                                     5,926           13,815
Goodwill, net                                                   1,232            1,457
Intangibles and other assets, net                               3,155            4,136
                                                             --------         --------
                                                             $ 30,737         $ 59,708
                                                             ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit                                            $  4,824         $  3,024
   Current portion of long-term debt                            2,530            1,849
   Accounts payable                                             3,635            6,830
   Accrued expenses and other                                   9,928           15,617
   Deferred revenues                                            3,745            3,955
                                                             --------         --------

         Total current liabilities                             24,662           31,275
                                                             --------         --------

Long-term debt                                                 35,187           31,023
                                                             --------         --------

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
   Preferred Stock, $0.01 par value,
       5,000 shares authorized                                     --               --
   Series A Convertible Preferred Stock, stated value,
       89 and 685 shares issued and outstanding                    58            4,900
   Common Stock, $.0001 par value, 100,000,000
       shares authorized, 19,669,825 and 18,338,949
       shares issued and outstanding                                2                2
   Additional paid-in capital                                  60,518           53,067
   Accumulated deficit                                        (89,690)         (60,559)
                                                             --------         --------

         Total stockholders' equity (deficit)                 (29,112)          (2,590)
                                                             --------         --------
                                                             $ 30,737         $ 59,708
                                                             ========         ========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1998              1997              1996
                                                    ---------         ---------         ---------
Systems sales ..............................        $  35,706         $  71,809         $ 140,823
Other sales ................................            6,499            26,086            30,661
                                                    ---------         ---------         ---------

         Total net sales ...................           42,205            97,895           171,484

Cost of systems sales ......................           35,161            66,370           118,800
Cost of other sales ........................            3,536            24,181            23,948
                                                    ---------         ---------         ---------

         Total cost of sales ...............           38,697            90,551           142,748
                                                    ---------         ---------         ---------

                  Gross profit .............            3,508             7,344            28,736

Selling, general and administrative expenses           15,092            32,230            41,337
Research and development expenses ..........            7,849             9,225             9,373
Restructuring charges ......................            5,086             5,639                --
                                                    ---------         ---------         ---------

         Total operating expenses ..........           28,027            47,094            50,710
                                                    ---------         ---------         ---------

                  Operating loss ...........          (24,519)          (39,750)          (21,974)

Interest expense and other income, net:
     Interest income .......................              274               190               383
     Interest expense ......................           (6,805)           (4,885)           (5,244)
     Other income, net .....................            1,919             3,541               160
                                                    ---------         ---------         ---------

         Total other expense, net ..........           (4,612)           (1,154)           (4,701)
                                                    ---------         ---------         ---------

Loss before income taxes and
  extraordinary charge .....................          (29,131)          (40,904)          (26,675)
Income tax expense (benefit) ...............               --             5,480            (6,566)
                                                    ---------         ---------         ---------
Loss before extraordinary charge ...........          (29,131)          (46,384)          (20,109)
Extraordinary charge .......................               --            (1,169)               --
                                                    ---------         ---------         ---------

Net loss ...................................        $ (29,131)        $ (47,553)        $ (20,109)
                                                    =========         =========         =========

Loss per Common share ......................        $   (1.51)        $   (2.77)        $   (1.20)
                                                    =========         =========         =========

Loss per Common share -
     assuming dilution .....................        $   (1.51)        $   (2.77)        $   (1.20)
                                                    =========         =========         =========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)


(IN THOUSANDS)

                                                                                       Retained
                                                                                       Earnings
                                                                           Additional  (Accum-
                                 Preferred Stock        Common Stock        Paid-in    ulated      Deferred       Notes
                                Shares     Amount      Shares     Amount    Capital    Deficit)  Compensation   Receivable   Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996            --    $    --      16,563     $    2   $ 39,223    $ 7,103    $   (224)     $  (81)   $ 46,023
Exercise of stock options
   and warrants                     --         --         181         --        979         --          --          --         979
Payment on notes receivable         --         --          --         --         --         --          --          81          81
Issuance of Common Stock
   under employee Stock
   purchase plan                    --         --         146         --        627         --          --          --         627
Value ascribed to warrants
   and options issued for
   services                         --         --          --         --        851         --          --          --         851
Amortization of deferred
   compensation                     --         --          --         --         --         --         224          --         224
Net loss                            --         --          --         --         --    (20,109)         --          --     (20,109)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996          --         --      16,890          2     41,680    (13,006)         --          --      28,676

Exercise of stock options           --         --          23         --         78         --          --          --          78
Issuance of Preferred Stock          1      9,181          --         --         --         --          --          --       9,181
Conversion of Preferred
   Stock to Common
   Stock                            --     (4,281)      1,235         --      4,281         --          --          --          --
Issuance of Common stock
   under the employee
   stock purchase plan              --         --         191         --        412         --          --          --         412
Value ascribed to warrants
   issued with senior
   subordinated notes               --         --          --         --      6,616         --          --          --       6,616
Net loss                            --         --          --         --         --    (47,553)         --          --     (47,553)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997           1      4,900      18,339          2     53,067    (60,559)         --          --      (2,590)

Conversion of Preferred
   Stock to Common
   Stock                            (1)    (4,842)      1,193         --      4,842         --          --          --          --
Issuance of Common Stock
   under the employee
   stock purchase plan              --         --         138         --        109         --          --          --         109
Value ascribed to warrants
   issued with senior
   subordinated notes               --         --          --         --      2,500         --          --          --       2,500
Net loss                            --         --          --         --         --    (29,131)         --          --     (29,131)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998          --   $     58      19,670   $      2   $ 60,518   $(89,690)   $     --    $     --    $(29,112)
==================================================================================================================================


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1998             1997             1996
                                                              --------         --------         --------
Cash flows used in operating activities:
   Net loss ..........................................        $(29,131)        $(47,553)        $(20,109)
Adjustments to reconcile net loss  to net
     cash used in operating activities:
   Depreciation and amortization .....................           5,811            6,902            5,124
   Extraordinary loss on debt extinguishment .........              --            1,169               --
   Gain on sale of PRIMAXX(TM) .......................          (1,465)              --               --
   Gain on sales of Systems Chemistry and
        PRIMAXX(TM) license ..........................            (500)          (3,805)              --
   Write-off of property and equipment ...............           3,286               --               --
   Provision for valuation allowances ................           5,342            7,746            2,831
   Amortization of deferred compensation .............              --               --              224
   Deferred tax provision (benefit) ..................              --            5,480           (4,222)
   Accretion of note discount ........................           1,764              532            1,179
   Non-cash interest expense .........................           2,195               --               --
   Non-cash compensation for services ................              --               --              851
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable ........           6,599           17,125           (1,779)
   Decrease (increase) in inventories ................             831            6,588           (6,537)
   Decrease (increase) in prepaid expenses and other .             309            4,266           (1,514)
   Decrease (increase) in other assets ...............             163              590           (1,294)
   Decrease in accounts payable ......................          (3,195)         (10,882)          (4,348)
   (Decrease) increase in accrued expenses ...........          (5,639)           2,024            7,889
   Increase in deferred revenues .....................              48            2,837              384
                                                              --------         --------         --------
Net cash used in operating activities ................         (13,582)          (6,981)         (21,321)
                                                              --------         --------         --------

Cash flows provided by (used in) investing activities:
   Capital expenditures ..............................            (520)          (1,475)          (6,724)
   Net proceeds from sale of PRIMAXX(TM) .............           2,142               --               --
   Net proceeds from sale of Systems Chemistry
      assets, net of cash sold .......................             500           14,805               --
   Net proceeds from sale of license .................              --            1,062               --
   Purchase of intangible assets .....................             (83)            (352)            (182)
                                                              --------         --------         --------
Net cash provided by (used in) investing activities ..           2,039           14,040           (6,906)
                                                              --------         --------         --------

Cash flows provided by (used in) financing activities
   Net borrowings (payments) on line of credit .......           1,800          (25,076)          11,861
   Proceeds from sales-leaseback .....................              --               --            5,287
   Proceeds from issuance of convertible debt ........              --           13,384               --
   Value ascribed to warrants issued with
     convertible debt ................................           2,400            6,616               --
   Deferred debt issuance costs ......................              --           (1,877)              --
   Proceeds from long-term debt ......................           2,118            5,000               --
   Collection on notes receivable ....................              --               --               81
   Proceeds from exercise of stock options and
     warrants and Employee Stock Purchase Plan .......             109              490            1,606
   Principal payments on long-term debt and
     capital lease obligations .......................          (1,130)          (2,794)          (1,192)
                                                              --------         --------         --------
Net cash provided by (used in) financing activities ..           5,297           (4,257)          17,643
                                                              --------         --------         --------
Net (decrease) increase in cash and cash
   equivalents .......................................          (6,246)           2,802          (10,584)
Cash and cash equivalents, beginning of year .........           8,228            5,426           16,010
                                                              --------         --------         --------
Cash and cash equivalents, end of year ...............        $  1,982         $  8,228         $  5,426
                                                              ========         ========         ========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

Background

      SubMicron Systems Corporation (the "Company" or "SMS") designs, manufactures and markets advanced wet surface preparation and cleaning equipment used in the manufacture of microelectronic devices such as semiconductors, integrated circuits (IC's), and for the production of raw silicon wafers on which such devices are manufactured.

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

      As described in Note 3, substantially all of the net assets of PRIMAXX(TM) Corporation's operations ("PRIMAXX(TM)") were sold in October 1998. In addition, substantially all the net assets of Systems Chemistry and Imtec were sold in August and December 1997, respectively.

Going Concern

      The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In 1998, 1997, and 1996, the Company's operating activities have required a net use of cash totaling $13.6 million, $7.0 million, and $21.3 million, respectively. During these years, debt and other credit arrangements, additional private placements of debt and equity securities, and sales of assets relating to products inconsistent with the Company's core business primarily funded the net cash needs from operations. The Company incurred net losses of $29.1 million, $47.6 million, and $20.1 million in 1998, 1997, and 1996, respectively. At December 31, 1998, the Company had a stockholders' deficit of $29.1 million and current liabilities exceeded current assets by $4.2 million. Further, the Company operates in the semiconductor capital equipment industry which has been in a severe downcycle, primarily due to excess chip factory capacity and inventory oversupply, as well as worsened economic conditions in Asia.

      The Company was not in compliance with certain covenants under its $21.2 million 12% Senior Subordinated Notes as of December 31, 1998, due to no longer meeting the requirement for continued listing by NASDAQ and not meeting certain minimum financial requirements. Additionally, the Company, based on its current projections, anticipates that it will not be in compliance with certain financial covenants under these notes during 1999. However, the Company has obtained waivers from these noteholders for the existing and expected covenant violations through January 1, 2000.

      The Company's current credit facility, which matures on January 1, 2000 and is annually renewable upon agreement of both parties, permits the lender, in the event of a material adverse change in the Company's business or financial condition in the lender's good faith judgment, to exercise its rights under a covenant violation, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Additionally, the terms of the credit facility contain a borrowing base related to the Company's eligible receivables and inventory; periodically, such borrowing base has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and relatively small additional funding availability created by work-in-process inventory.

      The substantial losses the Company incurred have burdened the Company with a level of debt that has severely limited the Company's access to working capital. The Company has retained an investment banking firm to advise on the Company's strategic alternatives, including possible ways to restructure the balance sheet.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      The conditions describe above raise substantial doubt about the Company's ability to continue as a going concern. The 1998 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      In 1997, the Company hired a new management team and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers, and its financial position. A summary of management's actions completed thus far, as well as certain actions initiated that are expected to continue into 1999 to address the financial conditions described above, include the following:

- Divested three subsidiaries with products inconsistent with the Company's core business, using certain of the proceeds to significantly reduce its outstanding and maximized line of credit;

- Refinanced its remaining line of credit balance with term debt and an additional credit facility;

- Renegotiated $2 million of additional borrowings above the borrowing base of qualified accounts receivable and inventory as defined by the credit facility through September 30, 1999, as well as an extension of the remainder of the facility through January 1, 2000;

- Established in 1999 an arrangement whereby certain of the Company's noteholders will provide, at their sole discretion, cash infusions when requested by the Company in return for the issuance of convertible debt;

- Reduced the Company's cash usage through workforce reductions of over 30%, facilities consolidation from three buildings to one, and reductions in other spending;

- Initiated improvements in the cost structure and manufacturability by engineering the Company's core product lines to use less materials while maintaining process integrity and reducing costly product refinements and rework during production thereby improving gross margins;

- Initiated procedures to shorten installation time through improving the quality controls on the product before it leaves the manufacturing facility and through better coordination with the customer regarding the timing and prerequisites of the installation which will reduce installation delays, reduce costs to the Company, increase customer satisfaction, and accelerate payments of receivables;

- Improved the sales quoting process to involve all functional areas so as to more accurately estimate costs thereby improving gross margins.

- Initiated and completed a program to fix system operating problems in the field using a more focused approach toward customer requirements thereby accelerating the collection of past due receivables and improving customer satisfaction;

- Initiated a Product and Cycle Time Excellence program to refocus the Company's new product development efforts and reduce the number of development projects to those with strong market and margin potential;

- Initiated improvements in cash flow through negotiating customer deposits and extended payment terms with vendors;

- Developed comprehensive and timely measures for ongoing monitoring of cash flow to more effectively manage the Company's upcoming annual cash requirements; and

- Established a detailed budget to manage the upcoming year's operating activity with defined timely reporting periods and ongoing monitoring of strict adherence to budgeted amounts.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      Management believes many of the actions taken have contributed to the improved gross margins on shipments in the last two quarters of 1998; however, management also believes that future results of operations will be influenced by a number of factors, including general economic conditions, the volume, mix and timing of orders received, timely new product introductions and testing, and numerous other factors. Additionally, the semiconductor industry and related capital equipment suppliers, such as the Company, have experienced a reduction in demand which has led and could continue to lead to reduced sales and increased pricing pressures.

      Since a significant portion of the Company's sales represent custom equipment orders for which pricing can range from $300,000 to over $3,000,000, the volume and timing of orders can have a significant effect on the Company's operating results and cash flows. Based on semiconductor capital equipment industry information available to the Company, management is optimistic that the industry's downcycle may improve during the second half of 1999 and continue the favorable trend in 2000; however, no assurance can be given that such improvement in the industry will occur.

      Management believes the cash requirements in 1999 will be provided by operations and supplemented by borrowings on the Company's credit facility, cash infusions from certain of the Company's noteholders in return for convertible debt, deferral of substantially all cash interest on long-term debt through September 30, 1999, and customer deposits on certain orders. Without such supplemental sources of cash, the Company is susceptible to severe cash shortages which may impact its ability to operate. While management believes that its plans and implemented programs, along with the supplemental sources of cash, will result in adequately funding its 1999 working capital and cash requirements, certain of these plans, programs, and supplemental cash sources are contingent upon future events that are not within the Company's control; therefore, there can be no assurances that management's actions will be successful or certain of the supplemental cash sources will be available.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SubMicron Systems, Inc., Systems Chemistry, SubMicron Wet Process Stations, Inc. (Universal Plastics), Imtec, SubMicron Systems Investment Corporation, SMICRON(S) PTE., LTD. (a Singapore Corporation), SubMicron Systems International Ltd., and PRIMAXX(TM) Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

      Inventories consist principally of raw materials, purchased components, parts and work-in-process and are stated at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, ranging principally from three to five years. Amortization of assets under capital leases and leasehold improvements, which is included in depreciation, is determined using the straight-line method over the shorter of the lease term or the economic life of the asset, ranging from three to five years.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Goodwill and Other Intangible Assets

      Goodwill represents the excess of liabilities assumed over the estimated fair value of assets acquired. Goodwill of approximately $2.3 million is being amortized on a straight-line basis over ten years and is presented net of accumulated amortization of approximately $1,039,000 and $814,000 at December 31, 1998 and 1997, respectively.

      Intangible assets consist of patent, trademark and deferred financing costs and are presented net of accumulated amortization. Patents and trademarks are stated at cost and amortized using the straight-line method over five years. Deferred financing costs consist of fees incurred as part of the issuance of debt which are being amortized over the term of the debt.

Accounting for Long-Lived Assets

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

      The carrying amounts of the long-lived assets, including intangibles, are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that book value of assets to be held or disposed of exceed the undiscounted future cash flows, an impairment loss would be recognized for the excess of book over fair values.

      In 1998, as part of the Company's restructuring plan, the Company wrote-off certain assets approximating $3.3 million, including assets held for sale which were written down to their fair value less costs to sell. Included in the restructuring charge is the write-off of $1.0 million of leasehold improvements associated with the consolidation of facilities and $2.3 million of equipment associated with the discontinuance of expected programs due to insufficient resources.

Revenue Recognition

      Systems sales consists of new systems and product enhancements. Sales are recognized at the time of shipment. Other sales consist of spare parts and service sales. Service and spare parts sales are recognized when the service has been performed or when the parts are shipped. Revenue in 1997 and 1996 from construction services which were performed solely by Systems Chemistry, is recognized when the service has been completed using a method similar to percentage-of-completion and is included in other sales.

Warranty and Installation

      The Company generally provides its customers with a warranty on systems for a 12-month period commencing upon final customer acceptance. A provision for the estimated cost of warranty and installation is recorded when the related revenue is recognized. The Company revised its warranty and installation provision estimate, increasing its net loss by approximately $2.4 million
($0.14 per Common share) and $2.7 million ($0.16 per Common share) in 1997 and 1996, respectively.

Research and Development

      Research and development costs are charged to expense as incurred.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Accounting for Stock-Based Compensation

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company implemented SFAS No. 123 on January 1, 1996. Management did not adopt the measurement provisions of SFAS No. 123, although the Company has complied with the pro forma disclosure requirements of the Statement.

Income Taxes

      The Company files a consolidated federal tax return and separate state tax returns. Certain income and expense items are recorded for financial reporting purposes in different time periods than for income tax purposes. Provisions for current and deferred taxes are made in recognition of the temporary differences.

Loss per Share

      Under the requirements for calculating basic loss per share, the dilutive effect of stock options and convertible securities has been excluded. Diluted loss per share has not assumed the conversion of all potentially dilutive securities since to do so would be antidilutive.

Reclassifications

      Certain prior year amounts have been reclassified to conform with current year presentations.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.    SALE OF CERTAIN ASSETS

      On October 14, 1998, the Company completed the sale of substantially all of the net assets of PRIMAXX(TM) for $2.1 million. The Company recorded a gain on the sale of $1.5 million in the fourth quarter of 1998. Results for the year ended December 1998 reflect the results of operation of PRIMAXX(TM) through October 14, 1998. The Company retained the rights to future royalty payments discussed below.

      On December 31, 1997, the Company completed the sale of certain net assets of Imtec in exchange for a note of approximately $1.5 million payable to the Company through December 2004. Interest is payable semiannually on June 30 and December 31 at the lesser of 10% or the rate then paid to the Company's principal secured lender (10% at December 31, 1998). The sales proceeds approximated the net book value of the net assets sold.

      On September 8, 1997, the Company signed a licensing agreement with AG Associates (Israel) for its PRIMAXX(TM) dry cleaning technology in a specific field of use. The agreement resulted in a gain of approximately $1.1 million with additional royalties of up to $2.5 million, based on the number of units sold, over a multiyear period. The Company recorded the $1.1 million gain on the licensing agreement in its statement of operations for the year ended December 31, 1997.

      On August 7, 1997, the Company sold substantially all of the net assets of Systems Chemistry for $20.8 million, which amount includes a non-interest bearing loan of $5 million due in three years. The Company applied the proceeds of $18.5 million, after transaction costs and bank fees, to reduce the amount borrowed under its credit facility. The Company recorded a gain on the sale of $2.7 million in 1997 and, due to a post-closing negotiated adjustment, $0.5 million in 1998. Results for the year ended December 31, 1997 reflect the results of operations of Systems Chemistry through August 7, 1997.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                                                                              Year ended December 31, 1997
                                                                             -----------------------------
      Net sales ........................................................               $ 65,293
                                                                                       ========
      Loss before extraordinary charge .................................               ($47,280)
                                                                                       ========

      Basic and diluted loss before extraordinary charge per
       Common share.....................................................               $  (2.76)
                                                                                       ========

4.    INVENTORIES:

                                                                        December 31,
                                                               -----------------------------
                                                                 1998                 1997
                                                               --------             --------
                                                                     (in thousands)
      Raw materials, purchased components and parts            $  9,376             $ 11,856
      Work in progress and finished goods .........               2,674                4,810
                                                               --------             --------
                                                                 12,050               16,666
      Excess and obsolescence reserve .............              (4,263)              (3,514)
                                                               --------             --------
                                                               $  7,787             $ 13,152
                                                               ========             ========

      In 1998, 1997 and 1996, the Company wrote off certain inventory and increased reserve provisions, increasing its net loss by approximately $4.2 million ($0.22 per Common share), $7.7 million ($0.45 per Common share) and $2.0 million ($0.07 per Common share), respectively.


5.    PROPERTY AND EQUIPMENT:

                                                                   December 31,
                                                          ----------------------------
                                                              1998                1997
                                                          --------             -------
                                                                 (in thousands)
      Production equipment ...................            $  7,558             $ 8,014
      Office furniture equipment and leasehold
          improvements .......................               6,931               8,136
      Equipment under capital lease ..........               5,335              10,101
                                                          --------             -------
                                                            19,824              26,251
      Less - Accumulated depreciation and
          amortization .......................             (14,328)            (12,436)
                                                          --------             -------
                                                             5,496              13,815
      Assets held for sale ...................                 430                  --
                                                          --------             -------
                                                          $  5,926             $13,815
                                                          ========             =======

      Accumulated amortization on equipment under capital leases was approximately $2.9 million and $2.0 million at December 31, 1998 and 1997, respectively.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6. INTANGIBLES AND OTHER ASSETS:

                                                                December 31,
                                                        ---------------------------
                                                          1998                1997
                                                        -------             -------
                                                                (in thousands)
      Patent filing costs and trademarks ...            $   944             $ 1,072
      Deferred financing costs .............              1,489               2,024
      Security deposits ....................                231                 237
      Note receivable from sale of Imtec ...              1,122               1,154
      Other ................................                  4                 130
                                                        -------             -------
                                                          3,790               4,617
      Less - Accumulated amortization ......               (635)               (481)
                                                        -------             -------
                                                        $ 3,155             $ 4,136
                                                        =======             =======

7.    CREDIT FACILITY:

      In November 1998, the Company renewed its credit facility with Greyrock Capital, a division of Nations Credit Commercial Corporation ("Greyrock"). As part of the renewal, the facility was extended through January 1, 2000 and reduced from $15 million to $10 million. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (11.0038% at December 31, 1998) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Borrowings under the credit facility were $4.8 million at December 31, 1998, including $2 million of additional borrowings above the available borrowing base as of December 31, 1998. These additional borrowings of $2.0 million are due September 30, 1999. The facility matures on January 1, 2000, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. Consequently, the credit facility is classified as a current liability at December 31, 1998.


8.    ACCRUED EXPENSES AND OTHER:

                                                                December 31,
                                                        --------------------------
                                                          1998               1997
                                                        -------            -------
                                                              (in thousands)
      Warranty and installation costs ......            $ 3,259            $ 5,691
      Commissions ..........................              1,267              1,294
      Restructuring charges ................              1,758              2,675
      Purchase commitments and other .......                416              1,239
      Professional fees ....................                386              1,588
      Other ................................              2,842              3,130
                                                        -------            -------
                                                        $ 9,928            $15,617
                                                        =======            =======

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.    LONG-TERM DEBT:

                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                         1998                 1997
                                                                                       --------             --------
                                                                                              (in thousands)
      12% Senior Subordinated Notes, due February 2002, principal amount of
          $21,241,000 (net of unamortized discount) .......................            $ 16,098             $ 13,494

      8% convertible subordinated notes, principal amount of $8,692,000, due
          March 2002  .....................................................               8,692                8,692

      $5,000,000 principal amount non-interest bearing note, due August 2000
          (net of unamortized discount) ...................................               4,261                3,860

      Series B 12% Senior Subordinated Notes, due February 2002, principal
          amount of $5,410,519 (net of unamortized discount) ..............               2,953                   --

      Various capital lease obligations with interest from 5% to 14%,
          payable monthly with varying maturities through October 2001 ....               5,081                6,153

      Other ...............................................................                 632                  673
                                                                                       --------             --------
                                                                                         37,717               32,872
      Less current portion ................................................              (2,530)              (1,849)
                                                                                       --------             --------
                                                                                       $ 35,187             $ 31,023
                                                                                       ========             ========

The following is a schedule of aggregate long-term debt maturities (principal amount) and future minimum capital lease payments at December 31, 1998:

                       Long-Term          Capital
                         Debt             Leases
                         ----             ------
                             (in thousands)
      1999            $   632            $1,898
      2000              5,000             1,878
      2001                 --             1,305
      2002             32,886                --
                      -------            ------
                      $38,518            $5,081
                      =======            ======

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The Company's long term debt arrangements below require the maintenance of certain financial covenants and limits certain actions of the Company, including the level of research and development and capital expenditures, issuance of additional capital stock, and payment of dividends.

     In December 1998, the Company issued $4.5 million of Series B 12% Senior Subordinated Notes due February 1, 2002 ("Series B Senior Subordinated
Notes") with associated warrants to purchase 22,500,000 shares of the Company's Common Stock at prices ranging from $.36 - $.52 per share, subject to customary adjustment for changes in capitalization and below market issuances. Interest is payable quarterly. The Company used the net proceeds to fund operations. The carrying amount of the debt is net of unamortized discount of $2,358,000 at December 31, 1998.

     As of August 1, 1998, the Company began issuing Series B Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. Such notes were issued with 720 detachable warrants for each $1,000 of principal amount of notes. The Series B Senior Subordinated Notes in the principal amount of $910,519 with warrants to purchase 655,574 shares of Common Stock at prices ranging from $.36 to $.52 per share, subject to customary adjustment for changes in the capitalization and below market issuances, are carried net of unamortized discount of $100,000 at December 31, 1998. Interest is payable quarterly, and, beginning October 1, 1999, only in cash.

     In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 ("Senior Subordinated Notes"), with associated warrants to purchase 6,616,367 shares of the Company's Common Stock at $2.25 per share, subject to customary adjustment for changes in capitalization and below market issuances. The Company used the net proceeds to repay its bank debt, fund operations and fund its restructuring activities. In 1998, the Company exercised its option with these noteholders to issue additional Senior Subordinated Notes in the principal amount of $1,241,000 in lieu of cash interest payments for 50% of the interest due in 1998. Interest is payable monthly, and, beginning October 1, 1999, only in cash. The carrying amount of the Senior Subordinated Notes is net of unamortized discount of $5,143,000 and $6,506,000 at December 31, 1998 and 1997, respectively. At December 31, 1998, the Company was not in compliance with certain covenants under the Senior Subordinated Notes. In addition, the Company, based on its current projections, anticipates that it will not be in compliance with certain financial requirements under the Senior Subordinated Notes during 1999. However, the Company has obtained waivers from the note holders for the existing and expected covenant violations through January 1, 2000.

     In March 1997, the Company issued shares of its Series A Convertible Non-Redeemable Preferred Stock convertible into approximately 2.7 million shares of Common Stock ("Convertible Preferred Stock") and approximately $8.7 million principal amount of its 8% convertible subordinated notes due March 26, 2002 ("New Notes") to previous holders of its 9% convertible subordinated notes due December 1997 and associated Warrants. The New Notes are convertible into shares of Common Stock at $3.70 per share, subject to customary adjustments for changes in capitalization, among others. Interest is payable quarterly. Results for the year ended December 31, 1997 include an extraordinary charge for debt extinguishment of $1.2 million, or $0.07 per Common share, in connection with the Company's issuance of the New Notes and Convertible Preferred Stock.

     The $5 million non-interest bearing note due in August 2000, received in connection with the sale of substantially all the net assets of Systems Chemistry, carries a discount based on imputed interest at 10% of $739,000 and $1,140,000 at December 31, 1998 and 1997, respectively. This note is collateralized by foreign accounts receivable of SubMicron Systems Corporation.

     In September 1996, the Company completed a sale-leaseback transaction which included a refinancing of an existing capital lease for net proceeds of $5.3 million. The capital leases have an effective interest rate of 8%, and are payable over a five-year period. The assets in this transaction were sold at cost, resulting in no gain or loss.

     The fair value of the Company's long-term debt, using estimated current borrowing rates, approximates its carrying value.

     Subsequent to year end and through March 31, 1999, the Company issued $1,250,000 of Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002. These notes are convertible at the holders' option into approximately
2.4 million shares of Common Stock at a conversion rate equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in capitalization and below market issuances.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.   RESTRUCTURING CHARGES

     Results for 1998 include restructuring charges of approximately $5.1 million ($.26 per Common share) including severance costs of $1.2 million, write-off of leasehold improvements and certain fixed assets (see Note 2), and lease termination costs associated with the further consolidation of facilities. Results for 1997 include restructuring charges of approximately $5.6 million ($0.33 per Common share) including severance costs of $2.3 million and lease termination costs associated with the vacancy of the Company's corporate office. These restructuring charges were incurred as a result of a plan to restructure the corporate organization and to refocus the Company on its core technology. In the fourth quarter of 1998, the Company reversed $587,000 of its estimated restructuring charges stemming from a favorable lease termination settlement and lower than anticipated severance costs. Amounts paid in 1998 and 1997 of $2.4 million and $2.9 million, respectively, include severance costs of $1.9 million in 1998 in $1.0 million in 1997. As of December 31, 1998, the remaining accrued restructuring charge totaled $1,758,000.

11.   LOSS PER SHARE

The following table set forth the reconciliation of weighted shares outstanding for purposes of computing basic and diluted loss per share:

                                                                1998                     1997                     1996
                                                            ------------             ------------             ------------
      Numerator (in thousands):
      Net loss                                              $    (29,131)            $    (47,553)            $    (20,109)

      Numerator for basic earnings per share -
         income available to Common stockholders                 (29,131)                 (47,553)                 (20,109)
                                                            ------------             ------------             ------------

      Effect of dilutive securities
         convertible debentures                                       --                       --                       --
                                                            ------------             ------------             ------------

      Numerator for diluted earnings per share -
         income available to Common stockholders
         after assumed conversion                           $    (29,131)            $    (47,553)            $    (20,109)
                                                            ============             ============             ============

      Denominator:

      Denominator for basic earnings per share -
         weighted average shares                              19,311,137               17,152,839               16,712,610

      Effect of dilutive securities:
      Employee stock options                                          --                       --                       --
      Warrants                                                        --                       --                       --
      Convertible debentures                                          --                       --                       --
                                                            ------------             ------------             ------------
                                                                      --                       --                       --

      Dilutive potential Common shares
         adjusted weighted average shares
         and assumed conversions diluted                      19,311,137               17,152,839               16,712,610
                                                            ============             ============             ============

      Basic earnings per share                              $      (1.51)            $      (2.77)            $      (1.20)
                                                            ============             ============             ============

      Diluted earnings per share                            $      (1.51)            $      (2.77)            $      (1.20)
                                                            ============             ============             ============


Approximately 34.1 million potentially dilutive securities are outstanding as of December 31, 1998, including convertible debt and preferred stock, stock options, and warrants to purchase common stock.

                          SUBMICRON SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  COMMITMENTS AND CONTINGENCIES:

            The Company leases its office and production facilities and several vehicles under long-term non-cancelable operating leases which expire at various dates through 2005. Rent expense was approximately $1.2 million, $1.3 million and $1.4 million in 1998, 1997 and 1996, respectively. Minimum annual operating lease payments for each of the next five years and in the aggregate are as follows:

                                       (in thousands)
            1999                           $1,183
            2000                              657
            2001                              284
            2002                              242
            2003                              241
            Thereafter                        461
                                           ------
                                           $3,068
                                           ======

      Included in the operating lease commitments above are approximately $575,000 of payments which are included in the Company's restructuring reserve as the Company has consolidated its operations and is currently attempting to negotiate the termination of two existing leases.

      At December 31, 1998 and 1997, the Company had inventory purchase commitments which exceed the inventory's net realizable value. Amounts related to such commitments of approximately $416,000 and $1.1 million have been accrued as of December 31, 1998 and 1997, respectively.

      On July 14, 1992, an action was commenced against the Company for patent infringement. The complaint alleged that SMS infringed on three of the plaintiff's patents embodying its megasonic cleaning apparatus and method. On March 31, 1995, the Company and the plaintiff reached a settlement whereby the Company obtained a license to use the patented technology. The Company can utilize this technology for sale of replacement parts only for units that are already in the market. The Company agreed to a prepaid licensing fee of $2.0 million. During 1997, the Company expensed the remaining licensing fee of $680,000 as management determined it had no future economic benefit. A charge of approximately $142,000 was recorded in the 1996 statement of operations based on the units shipped in 1996.

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

      Certain of the Company's officers and other key employees have existing employment agreements that require the payment of severance benefits upon termination without cause, resignation for good reason, or a change in control.

13.    CUSTOMER AND GEOGRAPHIC INFORMATION:

      The Company's operations are conducted in one business segment and sales are primarily made to customers in the business of manufacturing semiconductors. Foreign sales (Europe and Asia) represented 25%, 43%, and 30% of net sales in 1998, 1997 and 1996, respectively. Sales to foreign customers are transacted in U.S. dollars.

      The following table summarizes significant customers with sales in excess of 10% of total net sales for the years ended December 31, 1998, 1997 and 1996:

                                      1998       1997      1996
                                      ----       ----      ----
      Customer A                                  12%
      Customer B                                            13%
      Customer C                       30%
      Customer D                       12%
                                       ---        ---       ---
                                       42%        12%       13%
                                       ====       ===       ===

                         SUBMICRON SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      At December 31, 1998, approximately 66% of the Company's accounts receivable were due from three customers.

14.   OTHER INCOME:

      Other income in 1998 consists primarily of gains recognized on the sale of substantially all of the net assets of PRIMAXX(TM) of $1.5 million and a $500,000 working capital settlement from the 1997 sale of substantially all of the net assets of Systems Chemistry.

      Other income in 1997 consists primarily of gains recognized on the sale of substantially all of the net assets of Systems Chemistry and the PRIMAXX(TM) license.

15. INCOME TAXES:

            The Company's income tax expense (benefit) for 1998, 1997 and 1996 is as follows:

                                           Year Ended December 31,
                                ---------------------------------------------
                                 1998               1997                1996
                                ------            -------             -------
                                               (in thousands)
      Federal
           Current ......       $   --            $    --             $(2,344)
           Deferred .....           --              4,270              (3,012)
                                ------            -------             -------
               Total ....           --              4,270             (5,356)
                                ------            -------             -------

      State
           Current ......           --                 --                  --
           Deferred .....           --              1,210              (1,210)
                                ------            -------             -------

               Total ....           --              1,210             (1,210)
                                ------            -------             -------
                                $   --            $ 5,480             $(6,566)
                                ======            =======             =======

      The following is a reconciliation of the statutory federal income tax expense (benefit) to the effective tax expense (benefit) for 1998, 1997 and 1996 (dollars in thousands):

                                                  % of                            % of                          % of
                                                  Pretax                          Pretax                        Pretax
                                    1998           Loss            1997            Loss            1996         Income
                                  --------         ----          --------          ----          -------          ----
Statutory income tax ........     $(10,196)        (35.0)%       $(14,726)         (35.0)%       $(9,336)         (35.0)%
State income taxes, net of
  federal benefit ...........       (1,763)        (6.1)           (2,299)         (5.5)            (577)         (2.2)
Other nondeductible costs ...           58           .2               205            .5              222           0.8
Valuation allowance .........       12,000         41.2            22,300          53.0            2,600           9.7
Other .......................          (99)         (.3)               --            --              525           2.1
                                  --------         ----          --------          ----          -------          -----
                                  $     --          - %          $  5,480          13.0%         $(6,566)         (24.6)%
                                  ========         ====          ========          ====          =======          ====

                         SUBMICRON SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax assets consist of the following:

                                                               December 31,
                                                           1998             1997
                                                        --------         --------
                                                             (in thousands)
Deferred tax assets
   Warranty and installation reserve ...........        $  1,331         $  2,325
   Allowance for doubtful accounts .............             716              357
   Allowance for excess and obsolete inventories           1,741            2,048
   Accrued licensing fees ......................             102              102
   Deferred compensation .......................             410              410
   Uniform inventory capitalization ............             104              166
   Salary and benefit accruals .................             227               59
   Net operating loss carryforwards ............          30,573           17,374
   Federal credit carryforward .................             320              320
   Amortization ................................             200              189
   Commissions .................................             518              529
   Restructuring expenses ......................             718            1,093
   Other .......................................           1,085            1,360
                                                        --------         --------
       Total deferred tax assets ...............          38,045           26,332
   Valuation allowance for deferred tax assets .         (36,900)         (24,900)
                                                        --------         --------
                                                           1,145            1,432
                                                        --------         --------

Deferred tax liabilities
   Depreciation ................................             (33)            (320)
   Gain on litigation settlement ...............          (1,097)          (1,097)
   Other .......................................             (15)             (15)
                                                        --------         --------

     Total deferred tax liabilities ............          (1,145)          (1,432)
                                                        --------         --------

Net deferred tax assets ........................        $     --         $     --
                                                        ========         ========

      At December 31, 1998, the Company had approximately $79 million of federal and $37 million of state net operating loss carryforwards available. These carryforwards expire in various years through 2018.

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

      In 1995, the Company adopted a Stock Option Plan for Non-Employee Directors. At December 31, 1998, 21,000 options are outstanding and exercisable under the 1995 Stock Option Plan for Non-Employee Directors. Exercise prices range from $3.38 to $10.13. In connection with the adoption of the 1997 Stock Option Plan for Non-Employee Directors, the Board of Directors has discontinued use of the 1995 Plan.

      In 1997, the Company adopted the 1997 Stock Option Plan for Non-Employee Directors. Under the plan, non-employee directors of the Company are each granted options to purchase 75,000 shares of the Common stock upon appointment to the Board of Directors. The aggregate number of options that may be issued under the plan is 600,000,

                         SUBMICRON SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to adjustment for stock dividends, stock splits, recapitalization or certain other adjustments. At December 31, 1998, 315,000 options have been granted and are outstanding (at $1.69- $3.13 per share) under the 1997 Stock Option Plan for Non-Employee Directors.

      The Company's Amended and Restated 1991 Stock Option Plan (1991 Plan) provides both incentive and non-qualified stock options to be granted to officers, employees, consultants and advisors. Under the plan, options may be granted for the purchase of up to 5,000,000 shares of Common Stock, subject to adjustments for stock dividends, stock splits, recapitalization or certain other adjustments. The number of options to be granted and the option prices are determined by the Board of Directors or the stock option plan committee in accordance with the terms of the plan. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of such shares on the date of grant and the maximum exercise period is ten years. At December 31, 1998, 1,312,847 options are available for grant under the 1991 Plan.

      The Company also has an Executive Stock Option Plan (Executive Plan) that provides for the issuance of up to 588,495 shares of Common Stock. All available options under this plan have been granted.

Summary information with respect to options under the plans, is as follows:

                                        Amended and Restated                        Executive
                                       1991 Stock Option Plan                   Stock Option Plan
                                  --------------------------------       -------------------------------
                                  Outstanding           Option           Outstanding           Option
                                    Options              Prices            Options             Prices
                                  ----------         -------------        --------         -------------
Outstanding Options

Balance, January 1, 1996             838,168           $2.39-11.13         536,250         $        6.00

   Granted                         1,046,066            5.00-11.25              --                    --
   Exercised                        (118,628)         (2.39- 6.00)              --                    --
   Canceled                         (170,449)         (2.39-11.25)              --                    --
                                  ----------         -------------        --------         -------------

Balance, December 31, 1996         1,595,157            2.39-11.13         536,250                  6.00

   Granted                         2,856,766             2.63-4.38              --                    --
   Exercised                         (22,934)          (3.02-4.44)              --                    --
   Canceled                       (1,341,772)         (2.39-11.13)              --                    --
                                  ----------         -------------        --------         -------------

Balance, December 31, 1997         3,087,217            2.39-11.00         536,250                  6.00

   Granted                         3,863,859            (.38-2.81)         268,125                  1.69
   Exercised                              --                    --              --                    --
   Canceled                       (3,486,960)          (.77-11.00)        (536,250)          (1.69-6.00)
                                  ----------         -------------        --------         -------------

Balance, December 31, 1998         3,464,116           $ .38-11.00         268,125         $        6.00
                                  ==========         =============        ========         =============

      On May 19, 1998, the Company's Board of Directors authorized the repricing of incentive stock options then outstanding and previously granted under the 1991 Plan. Only current employees were eligible to receive repriced options. Approximately 2.7 million options were canceled (exercise prices of the options canceled ranged from $1.75 to $11.00) and new options were granted with an exercise price of $1.69, which approximated market. The terms of each newly repriced option assumed the remaining life and vesting provisions of the terminated options. No options were repriced for directors or non-employees.

At December 31, 1998, there were 1,190,781 exercisable options under the Amended and Restated 1991 Stock Option Plan, 268,125 exercisable options under the Executive Stock Option Plan, 21,000 exercisable options under the 1995

                         SUBMICRON SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Plan for Non-Employee Directors, and 60,000 exercisable options under the 1997 Stock Option Plan for Non-Employee Directors.

      In 1993, the Company issued warrants to purchase 150,000 shares of Common Stock at $5 per share and 63,750 shares at $6 per share. Warrants to purchase 63,750 shares at $6 were exercised during 1996. Warrants to purchase 40,000 shares at $5 per share were exercised prior to 1996, and the remaining warrants expired in August 1998.

      The Company applies the measurement principles of APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's pro forma net loss for basic and diluted loss per share purposes for 1998, 1997 and 1996 would have been increased by $500,000, or $.03 per Common share, $3.8 million, or $0.23 per Common share and $2.9 million, or $0.17 per Common share, respectively.

      In November 1997, 6,616,367 warrants, exercisable at $2.25 per share, were issued in connection with the Company's $20 million private placement of Senior Subordinated Notes. In December 1998, 22,500,000 warrants, exercisable at prices ranging from $.36-$.52 per share, were issued in connection with an additional $4.5 million private placement of Series B Senior Subordinated Notes. Also in 1998, 655,574 warrants, exercisable at $.36-$.52 per share, were issued in connection with the Company's Series B Senior Subordinated Notes. All of these warrants expire in November 2007.

Activity in the 1991 Plan and Executive Plan is summarized as follows:

                                            Shares Under      Weighted Average
                                              Options          Exercise Price
                                              -------          --------------
      Balance, January 1, 1996               1,374,418             $5.81
        Options granted                      1,046,066              8.40
        Options exercised                     (118,628)             5.04
        Options canceled                      (170,449)             8.87
                                            ----------             -----

      Balance, December 31, 1996             2,131,407              6.91
        Options granted                      2,856,766              3.24
        Options exercised                      (22,934)             3.40
        Options canceled                    (1,341,772)             6.14
                                            ----------             -----

      Balance, December 31, 1997             3,623,467              4.29
        Options granted                      4,131,984              1.54
        Options exercised                           --                --
        Options canceled                    (4,023,210)             3.09
                                            ----------             -----

      Balance, December 31, 1998             3,732,241             $1.28
                                            ==========             =====

Stock options outstanding at December 31, 1998 are summarized as follows:

            Range of                            Weighted Average       Weighted            Weighted
            Exercise          Number               Remaining           Average             Average
             Prices         Outstanding        Contractual Life       Exercise Price     Fair Value
             ------         -----------        ----------------       --------------     ----------
       $    .38 - 1.69      2,902,331            8.7 years            $    1.46          $     .81
            1.70-11.00        829,910            4.8 years                 6.60               2.91
       ---------------        -------            ---------            ---------          ---------
       $     .38-11.00      3,732,241            7.8 years            $    2.59          $    1.28
       ===============      =========           ==========            =========          =========

                         SUBMICRON SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average fair value of options granted during 1998, 1997 and 1996 were $1.10 , $1.35, and $3.40, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996: dividend yield of 0%; expected volatility of 75% in 1998 and 45% in 1997 and 1996; risk-free interest rates of 4.5% in 1998, 5.3% in 1997, and 6.5% in 1996; and expected lives of four years.


17.   PREFERRED STOCK:

      The Company has authorized 5,000 shares of Preferred Stock, $.01 par value per share. The Board of Directors can designate and issue from time to time one or more classes or series of Preferred stock and may fix and determine the relative rights, preferences and limitations of each class or series so authorized. In March 1997, the Company issued 1,303 shares of Series A Convertible Preferred Stock (the "Series A Stock") convertible into approximately 2.7 million shares of Common Stock (see Note 9). Holders of
Series A Stock receive a liquidation preference of $3.70 per Common share.

      During 1998 and 1997, 596.4 and 617.7 shares of Series A Stock were converted into 1,192,800 and 1,235,400 Common Shares, respectively. Each remaining share of Series A Stock is convertible into 2,000 shares of the Company's Common stock.

18.   RELATED PARTY TRANSACTIONS

      Included on the Company's Board of Directors, in accordance with the terms of the Senior Subordinated Notes, are representatives of KB Mezzanine Fund II L.P. and Celerity Partners L.L.C. In 1998 and 1997, the Company incurred interest and other charges, excluding original issue discounts, of approximately $2.8 million and $241,000 payable to the KB Mezzanine Fund II L.P. and Celerity Partners L.L.C. As of December 31, 1998, approximately 27.1 million warrants to purchase Common Stock of the Company are held by related parties.

19.   EMPLOYEE BENEFIT PLANS:

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

      The Company maintains an employee stock purchase plan whereby up to 800,000 shares of Common Stock can be purchased by employees. Purchases are made each June 30 and December 31 at a price equal to 85% of the fair market value of the stock on the lower of the first or last day of the six-month period then ended. Purchases are limited as defined in the plan. The plan is available to all eligible employees of the Company and its subsidiaries who are not beneficial owners of 5% or more of the outstanding Common stock. During 1998 and 1997, a total of 138,076 and 191,601 shares, respectively, were purchased under the plan. 358,913 shares remain available for purchase under this plan. Approximately 218,000 shares were issued subsequent to year end to satisfy the Plan's obligation as of December 31, 1998.

20.   SUPPLEMENTAL CASH FLOWS DISCLOSURES:

      Interest paid was $2.7 million , $4.1 million and $5.2 million in 1998, 1997 and 1996, respectively. Income tax paid was $364,000 in 1996.

      During 1997 and 1996, capital lease obligations of $601,000 and $6.5 million, respectively, were incurred when the Company entered into a financing lease for equipment purchases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      This information with respect to the Company's Directors will be contained in the Company's definitive proxy statement with respect to the Company's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

      This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year and is hereby incorporated by reference thereto.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      The following financial statements are included in Part II, Item 8:

            Report of Independent Auditors

            Financial Statements: Consolidated Balance Sheets at December 31,
                  1998 and 1997

            Consolidated Statements of Operations for the Years Ended December
                  31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity (Deficit) for the
                  Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996

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

(3)         Exhibits included herein:

          3.1     The Company's Certificate of Incorporation (1)

          3.2     The Company's By-Laws (1)

          3.3 Certificate of Designations, Preferences and Rights of Series A Convertible Non- Redeemable Preferred stock (2)

          4.1     Form of Warrant to Purchase Common stock (3)

          4.2 Indenture dated January 29, 1998, between SubMicron Systems Corporation, a Delaware corporation, and United States Trust Company of New York, a New York corporation (4)

          4.3 Purchase Agreement dated November 26, 1997, regarding 12% Senior Subordinated Notes due February 2002 and Warrants, including Form of Note (5)

          4.4 Warrant Agreement dated November 26, 1997, including Form of Warrant (5)

          4.5     Form of Series B 12% Senior Subordinated Note due February 1,
                  2002.

          4.6 Form of Warrant accompanying Series B 12% Senior Subordinated Note due February 1, 2002.

          4.7 Form of Series 1999 12% Senior Subordinated Convertible Note due February 1, 2002.

         10.1     Amended and Restated 1991 Stock Option Plan (6)(7)

         10.2     Executive Stock Option Plan (1)(6)

         10.3     1994 Employee Stock Purchase Plan (6)(7)

         10.4     1995 Stock Option Plan for Non-Employee Directors (3) (6)

         10.5     1997 Stock Option Plan for Non-Employee Directors (6)(7).

         10.6     Stockholder Agreement dated November 26, 1997 (5)

         10.7     Employment Agreement between the Company and James S. Molinaro
                  (1)(6)

         10.8     Employment Agreement between the Company and David J. Ferran
                  (6)(8).

         10.9     Employment Agreement between the Company and John W. Kizer
                  (6)(8).

         10.10    Severance/Consulting Agreement between the Company and David
                  F. Levy (6)(8).

         10.11 Lease Agreement, as amended, dated as of January 16, 1992, between Rouse and Associates ("Rouse) and SSC, as amended by Letter Agreement dated February 13, 1992, between Realprop Management, Inc., (an affiliate of Rouse) and SubMicron (1)

         10.12 Loan and Security Agreement among Greyrock Business Credit, a division of NationsCredit Commercial Corporation, SubMicron Systems, Inc. and SubMicron Wet Process Stations, Inc. dated November 25, 1997 (8).

         10.12(a) Amendment to Credit Facility with Greyrock

         10.13 Tax Indemnification Agreement dated May 22, 1992, among SubMicron, David F. Levy and James S. Molinaro (1)

         10.14 Indemnity Agreement, dated April 1992, by and among SubMicron, David Levy and James Molinaro (1)

            10.15 Form of Subordinated Note and Preferred Stock Purchase
                  Agreement (8)

            10.16 Asset Purchase Agreement among SubMicron Systems Corporation,
                  Systems Chemistry Incorporated and The BOC Group, Inc.(8)

            21    List of Subsidiaries

            23    Consent of Ernst & Young LLP

            27    Financial Data Schedule

-----------------------

(1) Incorporated by reference to an Exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 33-64500.

(2) Incorporated by reference to an exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to an exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 333-38741.

(5) Incorporated by reference to an exhibit filed as part of the Company's Current Report on Form 8-K dated November 26, 1997.

(6) Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Form.

(7) Incorporated by reference to an exhibit filed as part of the Company's Registration Statement on Form S-8, File No. 333-69695.

(8) Incorporated by reference to an exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)   Reports on Form 8-K:
      8-K filed December 24, 1998

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                                 Balance at
                                                 Beginning    Charged to Costs      Other                           Balance at
                                                 of Period      and Expenses       Accounts        Deductions      End of Period
                                                 ---------      ------------       --------        ----------      -------------
      For the year ended
         December 31, 1998:

         Allowances for doubtful
         accounts receivable                     $  945,000      $ 1,080,000      $        --      $  (273,000)     $1,752,000
                                                 ==========      ===========      ===========      ===========      ==========
      For the year ended
         December 31, 1997:

         Allowances for doubtful
         accounts receivable                     $1,297,000      $   813,000      $   (90,000)     $(1,075,000)     $  945,000
                                                 ==========      ===========      ===========      ===========      ==========

      For the year ended December 31, 1996:

         Allowances for doubtful
         accounts receivable                     $  473,000      $   824,000      $        --      $        --      $1,297,000
                                                 ==========      ===========      ===========      ===========      ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUBMICRON SYSTEMS CORPORATION


                                        By: /s/ David J. Ferran
                                           _________________________________
                                           David J. Ferran, President


Date:  March 31, 1999


      Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Capacity                           Date
---------                                            --------                           ----
/s/ David J. Ferran                          President and Director                 March 31, 1999
________________________________________     (Principal Executive Officer)
David J. Ferran


/s/ John W. Kizer                            Chief Financial Officer                March 31, 1999
________________________________________     (Principal Financial and
John W. Kizer                                Accounting Officer)


/s/ Mark R. Benham                           Director                               March 31, 1999
________________________________________
Mark R. Benham


/s/ Ronald B. Booth                          Director                               March 31, 1999
________________________________________
Ronald B. Booth


/s/ Robert J. Wickey                         Director                               March 31, 1999
________________________________________
Robert J. Wickey


/s/ Bonaparte H. Liu                         Director                               March 31, 1999
________________________________________
Bonaparte H. Liu


/s/ Kevin M. Lynch                           Director                               March 31, 1999
________________________________________
Kevin M. Lynch


/s/ James E. Newton                          Director                               March 31, 1999
________________________________________
James E. Newton


/s/ Donald Zito                              Director                               March 31, 1999
________________________________________
Donald Zito