Form 10-K405/A
period 1998-12-31
SUBMICRON SYSTEMS CORP
filed 1999-04-29
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-1


(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998

                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

           6330 HEDGEWOOD DRIVE
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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of March 25, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $5,928,794.

The number of shares outstanding of the Registrant's Common Stock was 19,888,207 at March 25, 1999.

Part III of the Annual Report on Form 10-K for the year ended December 31, 1998 of SubMicron Systems Corporation (the "Company") is hereby amended and restated in its entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Set forth below is certain information regarding the Company's directors and executive officers:

                                                    POSITIONS WITH
NAME                          AGE                   THE COMPANY
----                          ---                   -----------
David J. Ferran               42                    President,
                                                    Chief Executive Officer
                                                    and Director(3)

Robert P. Tetu                47                    Vice President and
                                                    Chief Operating Officer

John W. Kizer                 57                    Vice President and
                                                    Chief Financial Officer

James S. Molinaro             36                    Vice President, Marketing
                                                    and European Sales

Richard E. Novak              53                    Vice President,
                                                    Advanced Technology &
                                                    Chief Technical Officer

Mark R. Benham                48                    Director(3)(4)(5)

Ronald B. Booth               50                    Director(2)(4)

Bonaparte H. Liu              29                    Director(2)

Kevin Lynch                   37                    Director(3)

James Newton                  51                    Director(2)(4)

Robert J. Wickey              45                    Director(1)(4)(5)

-------------

(1)      Term expires at 2001 annual meeting.
(2)      Term expires at 2000 annual meeting.
(3)      Term expires at 1999 annual meeting.
(4)      Member of the Compensation Committee of the Board of Directors.
(5)      Member of the Audit Committee of the Board of Directors.

         Mr. Ferran became President, Chief Executive Officer and a director of the Company in May 1997. Prior thereto, Mr. Ferran served as President and Chief Executive Officer of Tylan General Corporation and its predecessor from 1984, and as Chairman of its Board of Directors from February 1994 until February 1997, when Tylan General was acquired by Millipore Corp. Mr. Ferran has a B.S.

in Business Administration from the University of New Hampshire.

         Mr. Tetu has been Chief Operating Officer since February 1999. From July 1998 to January 1999, he served as Vice President of Operations of the Company. From August 1997 to June 1998, he served as Vice President of Engineering of the Company. From 1996 to July 1997, he served as Vice President of Product Operations of Rodel, Inc., a supplier of consumables to the semiconductor industry, located in Newark, Delaware. Prior to that, he served as a Business Unit Manager for Avery Dennison, an office supply manufacturer located in Cincinnati, Ohio. Mr. Tetu has a B.S. in Chemical Engineering from the University of New Hampshire.

         Mr. Kizer has been Vice President, Finance and Chief Financial Officer of the Company since July 1997, and served as a consultant to the Company from May 1997 until assuming such position. From June 1996 to May 1997, he was a Vice President and Corporate Controller of Tylan General. Prior to joining Tylan General, Mr. Kizer served as Vice President, Finance and Chief Financial Officer for Robertshaw Controls Company and also held financial management positions at Trustcorp Bank Ohio and Champion Spark Plug Company. He has over 25 years of experience in senior financial management positions. Mr. Kizer holds a B.B.A. degree from the University of Toledo and is a Certified Public Accountant.

         Mr. Molinaro, an original founder of the Company, is currently Vice President, Marketing and European Sales. Mr. Molinaro was Vice President, Chief Operating Officer and Secretary of the Company from January 1989 until December 1995. As part of a reorganization of the Company's corporate structure, in December 1995 Mr. Molinaro became the President of the principal operating subsidiary of the Company, in lieu of his positions with the Company. Mr. Molinaro served as a director of such subsidiary from 1989 until 1997. Mr. Molinaro has a B.S. degree in Mechanical Engineering from Pennsylvania State University.

         Dr. Novak has been a Vice President with the Company since 1991. He currently serves as Vice President, Advanced Technology & Chief Technical Officer. Dr. Novak earned his Ph.D. in Ceramic Engineering from the University of Illinois. Previous work experience includes Honeywell, RCA, FSI International, and he was instrumental in basic research concerning the use of Gallium-Arsenide in the manufacturing of integrated circuits.

         Mr. Benham has been a director of the Company since 1998. Since 1995, Mr. Benham has been a partner at Celerity Partnerships, private equity fund companies. Prior to co-founding Celerity Partnerships in 1995, he was a principal in a predecessor company, IPA Fund. From 1988-1992 he was a Senior Investment Officer of Citicorp Venture Capital, Ltd. in New York. Prior to joining Citicorp, Mr. Benham was an advisor to Yamaichi UniVen Co., Ltd., the venture capital subsidiary of Yamaichi Securities International. Mr. Benham holds a B.A. degree in English from the University of California, Berkley, and an M.A. and M.B.A. from the University of Chicago, both with honors. Mr. Benham is a director of Dynamic Circuits, Inc. and Unarco Commercial Products.

         Mr. Booth has been a director of the Company since 1997. Mr. Booth has been President of Pacific Air Aviation, Inc., an air charter company in Las Vegas, Nevada, since October 1993. From October 1992 to September 1993, Mr. Booth was Chief Financial Officer of Arcadian Motor Carrier, Inc., a nationwide trucking operation, and from September 1984 to October 1992, he was Vice President of Finance for WestAir Commuter Airlines. Mr. Booth is a Certified Public Accountant and has a B.S. degree in Business Administration/Accounting from California State University, Chico.

         Mr. Liu has been a director of the Company since January 1999. Mr. Liu is a principal at Equinox Partners, LLC, a private capital management firm. Prior to joining Equinox in June 1997, Mr. Liu spent two years in investment banking at Lehman Brothers. Mr. Liu received a B.A. from the

University of California, Berkley and a M.P.P. from Harvard University.

         Mr. Lynch has been a director of the Company since January 1999. Mr. Lynch is Chief Financial Officer of Equinox. Prior to such position, Mr. Lynch was Vice President, Controller of Kleinwort Benson Holdings, Inc. from 1990 to 1996. Mr. Lynch has a B.S. from Fordham University.

         Mr. Newton has been a director of the Company since May 1998 and served as Director of Corporate Culture and Communication of the Company from June 1997 until May 1998. Mr. Newton founded Newton Learning Corporation and has served as its President since its inception in 1992. Mr. Newton is also Vice President of Organizational Development for Dura Pharmaceutical.

         Mr. Wickey has been a director of the Company since January 1999. Mr. Wickey is a Managing Director of Equinox. Prior to forming Equinox in 1992, Mr. Wickey worked in private capital management for six years with Kleinwort Benson Limited. Mr. Wickey has a B.A. from Saint Anselm College and a M.B.A. from Cornell University. Mr. Wickey is a director of GDC International, The Tensar Corporation and Elizabeth Webbing Mills Co.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table shows information about the compensation of the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers at the end of 1998 (collectively, the "Named Executives").

                                                                                              LONG-TERM
                                                      ANNUAL COMPENSATION                    COMPENSATION
                                          --------------------------------------------       ------------
                                                                       OTHER ANNUAL             AWARDS               ALL OTHER
NAME AND PRINCIPAL POSITION    FISCAL     SALARY ($)      BONUS ($)    COMPENSATION ($)                             COMPENSATION ($)
                                YEAR         (1)                            (2)
                                                                                              OPTIONS (#)
-----------------------------------------------------------------------------------------------------------------------------------
David J. Ferran                1998       276,169           --               --                                        --
Chairman of the Board,         1997       210,256(3)      44,943        303,235(4)            1,000,000(5)             --
President and Chief
Executive Officer

John W. Kizer                  1998       136,731           --           58,511(7)               25,000(5)             --
Chief Financial Officer        1997        81,827(6)        --           60,484(8)              100,000(5)             --
and Vice President

Robert P. Tetu                 1998       141,164           --               --                  50,000                --
Chief Operating Officer
and Vice President

James S. Molinaro              1998       313,982           --               --                   --                   --
Vice President, Marketing      1997       340,000           --               --                   --                   --
and European Sales             1996       340,000         34,000             --                 25,000(5)              --


Richard E. Novak               1998       228,387           --           40,015(9)                 --                  --
Vice President, Advanced       1997       121,576           --          124,741(10)            125,000(5)              --
Technology & Chief             1996       120,001           --          272,598(10)                --                  --
Technical Officer

--------------------------

(1) Beginning February 1, 1998, each of the Named Executives voluntarily took a reduction in the base salary called for in his respective employment agreement. The reductions ranged from 5% to 20% on an annualized basis.

(2) Except as noted below, none of the Named Executives received any other annual compensation not categorized as salary or bonus except for perquisites and other personal benefits which in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive.

(3) Mr. Ferran joined the Company in May 1997, and, pursuant to his employment agreement, was being compensated at an annualized base salary of $333,333 at the end of 1997.

(4)      Consists of relocation expenses reimbursement.

(5) On May 19, 1998, the Company repriced outstanding options held by employees as of such date to $1.6875 per share, the closing price of the Company's Common Stock on that day. With the exception of options to purchase 25,000 shares to Mr. Kizer, all options with this footnote represent options which were granted prior to 1998.

(6) Mr. Kizer began consulting with the Company in May 1997 and was appointed Chief Financial Officer of the Company in July 1997.

(7)      Includes $55,149 for relocation expenses reimbursement.

(8)      Consists of fees paid for consulting services.

(9)      Includes $37,015 as reimbursement for unused vacation time.

(10) Consists of royalty payments paid to Mr. Novak pursuant to the terms of his then existing employment agreement.

STOCK OPTION GRANTS

         The following table contains information concerning grants of stock options under the Stock Option Plan to each of the Named Executives during 1998. The Company does not have any plan pursuant to which stock appreciation rights ("SARs") may be granted.

                              OPTION GRANTS IN 1998




                                                                                          Potential Realizable Value at
                                                                                          Assumed Annual Rates of Stock
                                                                                          Price Appreciation  for Option
                                        Individual Grants                                 Term ($)(1)
                                        -----------------                                 ------------------------------
                        Number of           % of Total
                        Securities          Options
                        Underlying          Granted to      Exercise
                        Options             Employees in    Price            Expiration
Name                    Granted(#)(2)(3)    1998(3)         ($/Sh)(4)        Date             5%                10%
----                    ----------------    -------         ---------        ----             --                ---
David J. Ferran            1,000,000         25.2             1.6875         5/6/07         930,366         2,291,537


John W. Kizer                 25,000         0.61             2.1562         1/20/08         26,531            67,236

                             125,000(5)      3.03             1.6875              (6)       119,568           296,390

Robert P. Tetu                50,000         1.21             1.6875         8/13/07         46,518           114,577
                              50,000         1.21             1.1875         6/29/08         53,063           134,472

James S. Molinaro             70,000         1.69             1.6875              (7)        51,056           120,289

Richard E. Novak             125,000         3.03             1.6875              (8)       111,732           273,494

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

(3) On May 19, 1998, all outstanding options held by then current employees were repriced, as described below. For purposes of this table, such repriced options are considered newly granted as of such date.

(4) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of the grant. On May 19, 1998, all outstanding options held by then current employees of the Company as of such date were repriced to $1.6875 per share, the closing price of the Company's Common Stock on that day. For purposes of this table, such repriced options are considered newly granted as of such date.

(5)      Includes the 25,000 options granted above.

(6) Options for 100,000 shares expire 7/28/07; the remaining 25,000 options expire 1/20/08.

(7) The options expire as follows: 25,000 expire 3/9/05; 10,000 expire 6/16/05; 10,000 expire 10/5/05; and 25,000 expire 1/31/06.

(8) Options for 18,750 shares expire 1/20/05; the remaining 106,250 options expire 9/8/07.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth certain information regarding the stock options exercised by each of the Named Executives during 1998 and the value of options held by each of the Named Executives at December 31, 1998.

                       AGGREGATED OPTION EXERCISES IN 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998

                                                                                               VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS
                                                         DECEMBER 31, 1998 (#)                 AT DECEMBER 31, 1998 ($)(1)
                                                         ---------------------                 ---------------------------
                        SHARES ACQUIRED    VALUE
NAME                    ON EXERCISE (#)    REALIZED ($)  EXERCISABLE       UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
----                    ---------------    ------------  -----------       -------------      -----------        -------------
David J. Ferran               --                --         250,000            750,000              --                 --

John W. Kizer                 --                --          25,000            100,000              --                 --

Robert P. Tetu                --                --          12,500             87,500              --                 --

James S. Molinaro             --                --          70,000                  0              --                 --

Robert E. Novak               --                --          39,063             85,937              --                 --

(1) None of the Named Executives had outstanding options as of December 31, 1998 with an exercise price below $0.33, the last sale price of the Common Stock on December 31, 1998.

EMPLOYMENT CONTRACTS

         David J. Ferran entered into an employment agreement with the Company which provides for him to earn a base salary of $333,333, which base salary may be increased or decreased from time to time, but not to less than $333,333. The employment agreement has no specific termination; provided, however, in the event the Company terminates Mr. Ferran's employment without "cause" or if he should terminate his employment because of "good reason" (each as defined in the agreement), Mr. Ferran shall be entitled to receive a lump sum payment equal to the greater of (a) the amount, if any, by which $1,000,000 exceeds the total amount paid to Mr. Ferran in base salary under such agreement and (b) the sum of his salary for 18 months at the rate in effect immediately prior to such termination and an amount equal to the bonus actually paid to Mr. Ferran for the preceding fiscal year. If such termination follows a "change in control" (as defined in the agreement), Mr. Ferran shall be entitled to the amount set forth above plus certain additional amounts. As reflected in the Summary Compensation Table, beginning February 1, 1998 and ending January 1999, Mr. Ferran voluntarily took a 20% reduction in his salary.

         John W. Kizer, Robert P. Tetu and Robert E. Novak entered into employment agreements with the Company which provides for them to earn base salaries of $150,000, $145,000 and $250,000, respectively. The employment agreements have no specific term; provided, however, in the event the Company terminates the relevant Named Executive's employment without "cause" or if such Named Executives are terminated because of "good reason" (each as defined in the agreements), such Named Executive will be entitled to receive a lump sum payment equal to his salary for 12 months at the rate paid immediately prior to such termination plus an amount equal to the greater of (a) the total bonus compensation paid to him for the preceding fiscal year and (b) 25% of his base salary immediately prior to such termination. If such termination follows a "change in control" (as defined in the agreements), the Named Executives will be entitled to the amount set forth above plus certain additional amounts. As reflected in the Summary Compensation Table, beginning February 1, 1998 and ending January 1999, Messrs. Kizer and Novak voluntarily took a 10% reduction in their respective salaries and Mr. Tetu voluntarily took a 5% reduction in his salary.

         James S. Molinaro entered into an employment agreement with the Company which initially provided for a base salary of $265,200, which base salary may be increased or decreased from time to time in the sole discretion of the Company's Board. In no event, however, may such base salary be less than $240,000 per annum. For fiscal 1998, the annual base salary of Mr. Molinaro was fixed at $340,000. The employment agreement has an initial five-year term expiring in August 1998 that is automatically renewable at the end of such term for an additional year and each year thereafter unless either party to the agreement gives notice of nonrenewal. In the event the Company should terminate the employment of Mr. Molinaro without cause or if Mr. Molinaro should terminate his employment because of a material breach by the Company of his employment agreement, Mr. Molinaro will be entitled to receive a severance benefit equal to his then annual base salary for a period of three years. However, if such termination follows a merger or sale of all or substantially all of the Company's assets, Mr. Molinaro will be entitled to receive a severance benefit equal to his then annual base salary for a period of five years. As reflected in the Summary Compensation Table, beginning February 1, 1998 and ending January 1999, Mr. Molinaro voluntarily took a 10% reduction in his salary.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Benham and Wickey are members of the Compensation Committee of the Board of Directors. Mr. Benham is a managing member of Celerity Silicon, L.L.C. and Mr. Wickey is a managing member of the general partner of KB Mezzanine Fund II, L.P. During 1998, the Company incurred interest and other charges, excluding original issue discounts, in the aggregate amount of approximately $2.8 million payable to the KB Mezzanine Fund II, L.P. and Celerity Silicon, L.L.C.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information with respect to the beneficial ownership as of April 1, 1999 of each person who was known to the Company to be the beneficial owner of more than 5% of the Common Stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

Name and Address of
Beneficial Owner              Number of Shares(1)  Percent of Class
----------------              -------------------  ----------------
David F. Levy                  2,011,125(2)               9.9
4750 Oakes Road
Suite M
Ft. Lauderdale, FL 33314

James S. Molinaro              1,729,500(3)               8.7
6330 Hedgewood Drive, #150
Allentown, PA 18106

The KB Mezzanine Fund II,     23,350,220(4)              54.0
L.P.
405 Lexington Avenue, 21st
Floor
New York, NY 10174

Celerity Silicon, L.L.C.       5,837,555(4)              22.7
11111 Santa Monica Blvd.,
Suite 1127
Los Angeles, CA 90025


(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of April 1, 1999.

(2)      Includes options to purchase 396,125 shares of Common Stock.

(3)      Includes options to purchase 70,000 shares of Common Stock.

(4) This information is based on filings with the Securities and Exchange Commission by The KB Mezzanine Fund II, L.P. and Celerity Silicon, L.L.C. on Schedule 13D/A and Form 4. Based on such filings, the beneficial ownership consists of warrants to purchase 21,595,837 and 5,398,959 shares of Common Stock held by KB Mezzanine and Celerity respectively and convertible notes convertible into 1,754,383 and 438,596 shares of Common Stock held by KB Mezzanine and Celerity respectively.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 1, 1999 of (i) each director of the Company, (ii) each of the Named Executives and (iii) all the directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.


Name of
Beneficial Owner              Number of Shares(1)  Percent of Class
----------------              -------------------  ----------------
David J. Ferran                   560,000(2)               2.7
Mark R. Benham                  5,837,555(3)              22.7
Ronald B. Booth                    42,600(4)                *
Bonaparte H. Liu                        0                  --
Kevin Lynch                             0                  --
Robert J. Wickey               23,350,220(5)              54.0
James Newton                       15,000                   *
Robert P. Tetu                     12,500                   *
John W. Kizer                      25,000(6)                *
James S. Molinaro               1,729,500(7)               8.7
Richard E. Novak                   71,697(8)                *
All executive officers and     31,644,072(9)              63.6
directors as a group (11
persons)

-----------------

*        Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants beneficially held by such stockholder that are or will become exercisable within sixty days of April 1, 1999.

(2)      Includes options to purchase 500,000 shares of Common Stock.

(3) Mr. Benham is a managing member of Celerity Silicon, L.L.C., and, accordingly, may be deemed to beneficially own the shares referred to in the previous table as being beneficially owned by Celerity. See Note
         (4) to the previous table. Mr. Benham disclaims beneficial ownership of all such shares, except to the extent of his indirect pecuniary interest therein.

(4) Includes options to purchase 28,400 shares of Common Stock and 7.1 shares of Class A Preferred Stock convertible into 14,200 shares of Common Stock.

(5) Mr. Wickey is a managing member of the general partner of The KB Mezzanine Fund II, L.P. and, accordingly, may be deemed to beneficially own the shares referred to in the previous table as being beneficially owned by KB Mezzanine. See Note (4) to the previous table. Mr. Wickey disclaims beneficial ownership of all such shares, except to the extent of his indirect pecuniary interest therein.

(6)      Consists of options to purchase shares of Common Stock.

(7)      Includes options to purchase 70,000 shares of Common Stock.

(8)      Includes options to purchase 45,313 shares of Common Stock.

(9) Includes options to purchase 668,713 shares of Common Stock; warrants for the purchase of 26,994,796 shares of Common Stock; and convertible notes convertible into 2,192,979 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See "Compensation Committee Interlocks and Insider Participation."



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SUBMICRON SYSTEMS CORPORATION


Dated:  April 29, 1999                        By: /s/ David J. Ferran
                                                  ------------------------------
                                                  David J. Ferran, President and
                                                  Chief Executive Officer