Form 10-Q
period 1999-03-31
SUBMICRON SYSTEMS CORP
filed 1999-05-17
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the Transition period from _________________ to _________________

Commission File Number: 0-19507

                          SUBMICRON SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                          Delaware                                            13-3607944
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

6330 Hedgewood Drive      Allentown, PA                                         18106
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

                                                                  (X) Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 19,913,365 shares of Common Stock outstanding, $.0001 par value, as of May 14, 1999.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

Part I - Financial Information

         Item 1:    Financial Statements                                    Page

                    Consolidated Balance Sheets at
                       March 31, 1999 and December 31, 1998                    3

                    Consolidated Statements of Operations
                       for the three months ended March 31, 1999
                       and March 31, 1998                                      4

                    Consolidated Statements of Cash Flows for the
                       three months ended March 31, 1999 and
                       March 31, 1998.                                         5

                    Notes to Consolidated Financial Statements               6-9

         Item 2:    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                10-15

Part II - Other Information

         Item 2(c)  Changes in Securities and Use of Proceeds                 16

         Item 6:    Exhibits and Reports on Form 8-K                          16

         Signatures                                                           17

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              March 31,      December 31,
                                                                1999            1998
                                                              --------        --------
ASSETS

Current assets:
     Cash and cash equivalents                                $  1,752        $  1,982
     Accounts receivable, net of allowance for doubtful
         accounts of $1,677 and $1,752                           7,841           8,676
     Inventories, net                                            7,702           7,787
     Prepaid expenses and other                                  2,096           1,979
                                                              --------        --------
                  Total current assets                          19,391          20,424

Property and equipment, net                                      5,230           5,926
Goodwill, net                                                    1,175           1,232
Intangibles and other assets, net                                3,053           3,155
                                                              --------        --------
                                                              $ 28,849        $ 30,737
                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Line of credit                                           $  6,954        $  4,824
     Current portion of long-term debt                           2,573           2,530
     Accounts payable                                            2,825           3,635
     Accrued expenses and other                                  8,635           9,928
     Deferred revenues                                           3,692           3,745
                                                              --------        --------
                  Total current liabilities                     24,679          24,662

Long-term debt                                                  37,546          35,187

Commitments and contingencies

Stockholders' deficit:
     Preferred Stock, $.01 par value, 5,000 shares
       authorized                                                   --              --
     Series A Convertible Preferred Stock,
       stated value, 89 shares issued and
       outstanding                                                  58              58
     Common Stock, $.0001 par value, 100,000,000
       shares authorized, 19,888,207 and 19,669,825
       shares issued and outstanding                                 2               2
     Additional paid-in capital                                 60,579          60,518
     Accumulated deficit                                       (94,015)        (89,690)
                                                              --------        --------
                  Total stockholders' deficit                  (33,376)        (29,112)
                                                              --------        --------
                                                              $ 28,849        $ 30,737
                                                              ========        ========

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    Three Months Ended March 31,
                                                      1999                 1998
                                                   ------------        ------------
System sales                                       $      6,497        $      7,430
Other sales                                               2,027               2,246
                                                   ------------        ------------
     Total net sales                                      8,524               9,676

Cost of system sales                                      5,124               8,461
Cost of other sales                                       1,310               1,727
                                                   ------------        ------------
     Total cost of sales                                  6,434              10,188
                                                   ------------        ------------
     Gross margin                                         2,090                (512)

Selling, general and administrative expenses              3,327               3,623
Research and development expenses                         1,060               2,348
                                                   ------------        ------------
     Total operating expenses                             4,387               5,971
                                                   ------------        ------------
     Operating loss                                      (2,297)             (6,483)

Interest expense and other, net:
  Interest income                                            54                  92
  Interest expense                                       (2,055)             (1,521)
  Other, net                                                (14)                 64
                                                   ------------        ------------
     Total other expense, net                            (2,015)             (1,365)
                                                   ------------        ------------
Loss before income taxes                                 (4,312)             (7,848)
Income tax expense                                           13                  --
                                                   ------------        ------------
Net loss                                           $     (4,325)       $     (7,848)
                                                   ============        ============
Net loss per Common share:

Basic and diluted loss per Common share            $      (0.22)       $      (0.42)
                                                   ============        ============
Weighted average number of
  shares of Common Stock outstanding                 19,738,166          18,526,546
                                                   ============        ============

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(IN THOUSANDS)

                                                                Three Months Ended March 31,
                                                                    1999           1998
                                                                   -------        -------
Cash flows used in operating activities:
     Net loss                                                      $(4,325)       $(7,848)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                 803          1,483
         Provision for valuation allowances                             30            612
         Accretion of note discount                                    499            399
         Amortization of debt issuance costs                            97             97
         Non-cash interest expense                                   1,076            203
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                               805          5,430
         Decrease in inventories                                        85            661
         Increase in prepaid expenses and other                       (117)          (723)
         Decrease in other assets                                        5            110
         Decrease in accounts payable                                 (810)        (1,326)
         Decrease in warranty, accrued expenses and other           (1,256)        (1,592)
         Decrease in deferred revenues                                 (53)          (530)
                                                                   -------        -------

         Net cash used in operating activities                      (3,161)        (3,024)

Cash flows used in investing activities:
         Capital expenditures                                          (50)          (171)
                                                                   -------        -------

         Net cash used in investing activities                         (50)          (171)


Cash flows provided by (used in) financing activities:
         Net borrowings (payments) under line of credit              2,130         (1,223)
         Proceeds from issuance of convertible debt                  1,250             --
         Proceeds from issuance of stock under
              Employee Stock Purchase Plan                              61             --
         Principal payments under capital lease obligations
              and long-term debt                                      (460)          (408)
                                                                   -------        -------

         Net cash provided by (used in) financing activities         2,981         (1,631)
                                                                   -------        -------

Net decrease in cash and cash equivalents                             (230)        (4,826)
Cash and cash equivalents at beginning of period                     1,982          8,228
                                                                   -------        -------

Cash and cash equivalents at end of period                         $ 1,752        $ 3,402
                                                                   =======        =======

                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three months ended March 31, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarter ended March 31, 1999 and the years ended December 31, 1998, 1997, and 1996, the Company's operating activities required a net use of cash totaling $3.2 million, $13.6 million, $7.0 million, and $21.3 million, respectively, and the Company incurred net losses of $4.3 million, $29.1 million, $47.6 million, and $20.1 million, respectively. At March 31, 1999, the Company had a stockholders' deficit of $33.4 million and current liabilities exceeded current assets by $5.3 million.

         The Company was not in compliance with the covenant under its 12% Senior Subordinated Notes and new 12% Senior Subordinated Convertible Notes (see
Note 9) as of March 31, 1999, requiring continued listing by NASDAQ. However, the Company has obtained a waiver from these noteholders for this covenant violation through January 1, 2001.

         The Company's current credit facility, which matures on January 1, 2000 and is annually renewable upon agreement of both parties, permits the lender, in the event of a material adverse change in the Company's business or financial condition in the lender's good faith judgment, to exercise its rights under a covenant violation, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. The terms of the credit facility contain a borrowing base related to the Company's eligible receivables and inventory and permit an overadvance of up to $2.0 million expiring on September 30, 1999. Periodically, however, availability under the credit facility has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and the insufficient revenue levels due to the continued downturn in the semiconductor capital equipment industry. To date, certain lenders have covered the cash shortfall through additional lending under the new 12% Senior Subordinated Convertible Notes. Also, there has been an increase in recent requests for quotes from existing and potential customers.

         The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements as of and for the quarter ended March 31, 1999 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. ESTABLISHMENT OF SUBSIDIARY IN ASIA:

         The Company has formed Akrion (S) Pte. Ltd. ("Akrion"), a wholly-owned subsidiary, to provide automated wet surface preparation solutions to manufacturers of semiconductor integrated circuits, bare silicon wafers and other electronic substrates, such as flat panel displays and photomasks, in the Asia Pacific Region.

         The Company is currently funding the start-up operations of Akrion. Akrion incurred $625,000 of selling, general and administrative expenses and $80,000 of research and development expenses during the three months ended March 31, 1999 which are included in the consolidated results of operations.

         Shipments of products are expected to commence by the end of 1999. The Company plans to establish manufacturing capabilities and construct an applications laboratory in Singapore. Consequently, the Company is pursuing various alternatives and investigating sources of additional investment, including local government assistance in Singapore. In the meantime, manufacturing will occur at the Company's U.S. facilities.


3. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

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


4. RECLASSIFICATIONS:

         Certain prior period amounts have been reclassified to conform with current period presentation.


5. INVENTORIES:

         Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                                     March 31,        December 31,
                                                       1999              1998
                                                     --------          --------
Raw materials, purchased components
  and parts                                          $  9,074          $  9,376
Work-in-process and finished goods                      2,954             2,674
                                                     --------          --------
                                                       12,028            12,050
Excess and obsolescence reserve                        (4,326)           (4,263)
                                                     --------          --------
                                                     $  7,702          $  7,787
                                                     ========          ========

6. CUSTOMER INFORMATION:

         Sales of the Company's products to two customers accounted for 62% of total sales for the three months ended March 31, 1999, and sales to three different customers accounted for 48% of total sales for the three months ended March 31, 1998. An account receivable from a single customer represents 42% of consolidated receivables as of March 31, 1999.


7. CREDIT FACILITY:

         In November 1998, the Company renewed its credit facility with Greyrock Capital, a division of Nations Credit Commercial Corporation ("Greyrock"). As part of the renewal, the facility was extended through January 1, 2000 and reduced from $15 million to $10 million. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (10.3411% at March 31, 1999) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Borrowings under the credit facility were approximately $7.0 million at March 31, 1999, including $2 million of additional borrowings above the available borrowing base, as of March 31, 1999. These additional borrowings of $2.0 million are due September 30, 1999. The facility matures on January 1, 2000, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.


8. ACCRUED EXPENSES AND OTHER:

         Accrued expenses and other consist of the following (in thousands):

                                                        March 31,       December 31,
                                                          1999             1998
                                                         ------           ------
Warranty and installation costs                          $2,946           $3,259
Commissions                                               1,067            1,267
Restructuring charges                                     1,551            1,758
Purchase commitments and other                              423              416
Professional fees                                            67              386
Other                                                     2,581            2,842
                                                         ------           ------
                                                         $8,635           $9,928
                                                         ======           ======

9. LONG-TERM DEBT:

         The Company's long-term debt arrangements below require the maintenance of certain financial covenants and limit certain actions of the Company, including the level of research and development and capital expenditures, issuance of additional capital stock, and payment of dividends.

         During the quarter ended March 31, 1999, the Company issued $1,250,000 of Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002. These notes are convertible at the holder's option into approximately 2.2 million shares of Common Stock. The conversion rate is equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in the capitalization and below market issuances.

         Subsequent to March 31, 1999, the Company issued additional Series 1999 12% Senior Subordinated Convertible Notes in the amount of $3,598,500, which are convertible at the holder's option into approximately 8.9 million shares of Common Stock.

         As of August 1, 1998, the Company began issuing Series B 12% Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. All such notes issued have attached 720 detachable warrants for each $1,000 of principal amount. During the three months ended March 31, 1999, the Company issued Series B 12% Senior Subordinated Notes in the principal amount of approximately $616,000 with warrants to purchase approximately 444,000 shares of Common Stock at prices ranging from $.33 to $.76 per share, subject to customary adjustment for changes in capitalization and below market issuances. Interest is payable quarterly, and, beginning October 1, 1999, only in cash.

         In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 ("Senior Subordinated Notes"), with associated warrants to purchase 6,616,367 shares of the Company's Common stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. Interest is payable monthly. However, the Company has the option under these notes to pay 50% of the interest due in additional Senior Subordinated Notes. During the three months ended March 31, 1999, the Company exercised its option and issued additional notes of $331,422 in lieu of cash interest payments due during that period.

         At March 31, 1999, the Company was not in compliance with the covenant under its 12% Senior Subordinated Notes and new 12% Senior Subordinated Convertible Notes requiring continued listing by NASDAQ. However, the Company has obtained a waiver from these noteholders for this covenant violation through January 1, 2001.


10. INCOME TAXES:

         No income tax benefit has been recorded for the quarter ended March 31, 1999, principally as a result of the Company's recording a valuation allowance against its deferred tax asset as of March 31, 1999, thereby reducing the benefit realized on the Company's 1999 net operating loss.


11. LOSS PER SHARE:

     Under the requirements for calculating basic loss per share, the dilutive effect of stock options and convertible securities has been excluded. Diluted loss per share has not assumed the conversion of all potentially dilutive securities since to do so would be antidilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales

         Net sales of $8.5 million in the first quarter of 1999 decreased by $1.2 million or 11.9% compared to the first quarter of 1998. This decrease was primarily the result of the continued downturn in the semiconductor capital equipment industry.

Cost of Sales

         Cost of sales for the first quarter of 1999 was $6.4 million, or 75.5% of net sales versus $10.2 million or 105.3% of net sales for the first quarter of 1998. Cost of sales continues to be negatively impacted by low volume resulting in underabsorbed manufacturing overhead. The net decrease in cost of sales as a percentage of net sales results primarily from manufacturing improvements, decreased install times and less spending in the field resulting from Company resolutions of several equipment problems at customer sites. Also, during the first quarter of 1998 the Company shipped a system, which had been in inventory about one year, at no margin to generate positive cash flow.

Selling, General and Administrative

         Selling, general and administrative expenses were $3.3 million for the first quarter of 1999 as compared to $3.6 million for the same period in 1998. Included in 1999 expenses is $625,000 related to Akrion, consisting primarily of personnel-related expenses, travel and facility expenses. Excluding the Akrion expenses, selling, general and administrative expenses decreased $921,000 compared to the prior year primarily due to decreased selling expenses associated with the $1.2 million decrease in sales, and expense reductions related to lower headcount as a result of the Company's 1998 restructuring efforts.

Research and Development

         Research and development expenses were $1.1 million or 12.4% of net sales for the first quarter of 1999 versus $2.3 million or 24.3% for the first quarter of 1998. The reduction of $1.3 million primarily resulted from lower headcount, decreased depreciation and no PRIMAXX spending in the first quarter of 1999 due to its disposition in October 1998. PRIMAXX expenses incurred during the three months ended March 31, 1998 aggregated approximately $400,000.

Interest Expense

         Interest expense, which is incurred on Company borrowings and capital lease obligations, was $2.1 million for the first quarter of 1999 as compared to $1.5 million for the first quarter of 1998. This increase resulted from higher levels of borrowing to support working capital needs.

Income Tax Expense

         No income tax benefit has been recorded for the quarter ended March 31, 1999, principally as a result of the Company's recording a valuation allowance against its deferred tax assets as of March 31, 1999, thereby eliminating the benefit realized on the Company's 1999 net operating loss. Income tax expense for the three months ended March 31, 1999 represents certain state minimum income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $230 thousand during the first quarter of 1999. Cash used in operating activities totaled $3.2 million during the period due primarily to the net loss adjusted for non-cash expenses and the decrease in accounts payable and accrued expenses. This net use of cash from operations was largely offset by net borrowings under the line of credit and proceeds from issuance of convertible debt.

         Financing activities provided cash of $3.0 million during the quarter ended March 31, 1999, with borrowings under the line of credit providing $2.1 million and proceeds from the issuance of new convertible debt providing approximately $1.3 million, partially offset by payments on capital lease obligations. At March 31, 1999, no additional availability existed under the credit facility. During the quarter, the Company issued $1,250,000 of Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002. These notes are convertible at the holder's option into approximately 2.2 million shares of Common Stock at a conversion rate equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in the capitalization and below market issuances.

         Subsequent to March 31, 1999, the Company issued additional Series 1999 12% Senior Subordinated Convertible Notes in the amount of $3,598,500, which are convertible at the holder's option into approximately 8.9 million shares of Common Stock.

         The Company's working capital deficit increased $1.1 million to $5.3 million as of March 31, 1999, from $4.2 million as of December 31, 1998.

         As of August 1, 1998, the Company began issuing Series B 12% Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. All such notes issued have attached 720 detachable warrants for each $1,000 of principal amount. During the three months ended March 31, 1999, the Company issued Series B 12% Senior Subordinated Notes in the principal amount of approximately $616,000 with warrants to purchase approximately 444,000 shares of Common Stock at prices ranging from $.33 to $.76 per share, subject to customary adjustment for changes in capitalization and below market issuances. Interest is payable quarterly, and, beginning October 1, 1999, only in cash.

         In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 ("Senior Subordinated Notes"), with associated warrants to purchase 6,616,367 shares of the Company's Common stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. Interest is payable monthly. However, the Company has the option under these notes to pay 50% of the interest due in additional Senior Subordinated Notes. During the three months ended March 31, 1999, the Company exercised its option and issued $331,422 in lieu of cash interest payments due during that period.

         The Company was not in compliance with the covenant under its 12% Senior Subordinated Notes and new 12% Senior Subordinated Convertible Notes as of March 31, 1999, requiring continued listing by NASDAQ. However, the Company has obtained a waiver from these noteholders for this covenant violation through January 1, 2001.

         The Company's current credit facility, which matures on January 1, 2000 and is annually renewable upon agreement of both parties, contains a borrowing base related to the Company's eligible receivables and inventory and an overadvance of up to $2.0 million expiring on September 30, 1999. Periodically, however, availability under the credit facility has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and the insufficient revenue levels due to the continued downturn in the industry. To date, certain lenders have covered the cash shortfall through additional lending under the new 12% Senior Subordinated Convertible Notes. Also, there has been an increase in recent requests for quotes from existing and potential customers.

         The Company schedules production of its systems based upon order backlog. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve-month period. As of March 31, 1999, the Company's backlog was $9.2 million. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

         The Company incurred operating losses during the three months ended March 31, 1999 and the years ended December 31, 1998, 1997 and 1996, and as of March 31, 1999, had a stockholders' deficit of $33.4 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations in recent years. In response to the significant losses from operations, the Company hired a new management team in 1997 and implemented a worldwide restructuring plan. The restructuring plan was developed based on an evaluation of the Company's current products, its available technology, its relationships with its customers and its financial position. A summary of management's actions completed thus far, as well as certain actions initiated that are continuing into 1999 to address the financial conditions described above, include the following:

- Divested three subsidiaries with products inconsistent with the Company's core business, using certain of the proceeds to significantly reduce its outstanding and maximized line of credit;

- Refinanced its remaining line of credit balance with term debt and an additional credit facility;

- Renegotiated $2 million of additional borrowings above qualified accounts receivable and inventory as defined by the credit facility through September 30, 1999, as well as an extension of the remainder of the facility through January 1, 2000;

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

- Improved the sales quoting process to involve all functional areas so as to more accurately estimate costs thereby improving gross margins;

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

         Management believes many of the actions taken have contributed to the improved gross margins on shipments in the first quarter of 1999 and the last two quarters of 1998. However, management also believes that future results of operations will be influenced by a number of factors, including general economic conditions, the volume, mix and timing of orders received, timely new product introductions and testing, and numerous other factors. Additionally, the semiconductor industry and related capital equipment suppliers, such as the Company, have experienced a reduction in demand which has led and could continue to lead to reduced sales and increased pricing pressures.

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

         Management believes the cash requirements for the upcoming twelve months will be provided by operations and supplemented by borrowings on the Company's credit facility, cash infusions from certain of the Company's noteholders in return for additional convertible debt, deferral of substantially all cash interest on long-term debt through September 30, 1999, and customer deposits on certain orders. Without such supplemental sources of cash, the Company is susceptible to severe cash shortages which may impact its ability to operate. While management believes that its plans and implemented programs, along with the supplemental sources of cash, will result in adequately funding its working capital and cash requirements during the upcoming twelve months, certain of these plans, programs, and supplemental cash sources are contingent upon future events that are not within the Company's control; therefore, there can be no assurances that management's actions will be successful or certain of the supplemental cash sources will be available.

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

         In November 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company has been defining, assessing, converting, or replacing, various programs, hardware and equipment instrumentation systems to make them Year 2000 compatible. The Company has incurred costs of approximately $75,000 through March 31, 1999 to address the Year 2000 issue and it expects to incur additional costs of approximately $75,000.

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

         Manufactured equipment that the Company supplies to its customers have been identified and assessed for Year 2000 readiness. A report system outlines known issues of concerns regarding sub-systems and sub components integrated into the Company's equipment. A corrective action plan has been developed and deployment of the plan is in effect. The Company is alerting all of its customers to the concerns regarding Year 2000, though it is ultimately the responsibility of the end-users to deploy all recommended corrective action plans.

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

         The Company is preparing to handle the most reasonably likely worst case scenarios. Secondary critical suppliers are available in many cases. Communication capabilities are vast through many different media's. All computers and software will be standardized with secondary systems available to perform any critical tasks in the event of a system failure. The Company believes it will be adequately prepared for any significant Year 2000-related issues that may occur. The Company believes it has sufficient hardware and resources to address such issues on a timely basis.

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

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During March 1999, the Company sold an aggregate of $1,250,000 principal amount of its Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002 to KB Mezzanine II, LP and Celerity Silicon, L.L.C. for an aggregate purchase price of $1,250,000. The notes are currently convertible into approximately 2.2 million shares of Common Stock. Each note is convertible at any time at the holder's option and has an initial conversion rate equal to 110% of the closing price of the Common Stock on its date of issuance. The conversion price is subject to adjustment for changes in capitalization and below market issuances. The issuance of the notes was exempt from Registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                        SUBMICRON SYSTEMS CORPORATION


Dated: May 17, 1999                     By: /s/ David J. Ferran
                                            ------------------------------------
                                            David J. Ferran
                                            President & CEO


Dated: May 17, 1999                         /s/ John W. Kizer
                                            ------------------------------------
                                            John W. Kizer
                                            Vice President Finance
                                            Chief Financial Officer