Form 10-Q
period 1999-06-30
SUBMICRON SYSTEMS CORP
filed 1999-08-18
CIK 877210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              June 30, 1999

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


There were 20,167,824 shares of Common Stock outstanding, $.0001 par value, as of August 13, 1999.

                          SUBMICRON SYSTEMS CORPORATION

                                      INDEX

         Part I - Financial Information

                  Item 1:      Financial Statements (Unaudited)                                Page
                               Consolidated Balance Sheets -
                                  June 30, 1999 and December 31, 1998                            3

                               Consolidated Statements of Operations -
                                  three months ended June 30, 1999 and 1998;
                                  six months ended June 30, 1999 and 1998                        4

                               Consolidated Statements of Cash Flows -
                                  six months ended June 30, 1999 and 1998                        5

                               Notes to Consolidated Financial Statements                       6-9

                  Item 2:      Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                         10-14

         Part II - Other Information

                  Item 2(c)    Changes in Securities and Use of Proceeds                        14

                  Item 6:      Exhibits and Reports on Form 8-K                                 14

                  Signatures                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              June 30,      December 31,
                                                                1999            1998
                                                              --------        --------
ASSETS

Current assets:
     Cash and cash equivalents                                $  1,419        $  1,982
     Accounts receivable, net of allowance for doubtful
         accounts of $1,650 and $1,752                           6,502           8,676
     Inventories, net                                            8,695           8,078
     Prepaid expenses and other                                  1,506           1,688
                                                              --------        --------

                  Total current assets                          18,122          20,424

Property and equipment, net                                      4,545           5,926
Goodwill, net                                                    1,119           1,232
Intangibles and other assets, net                                2,848           3,155
                                                              --------        --------

                                                              $ 26,634        $ 30,737
                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Line of credit                                           $  7,017        $  4,824
     Current portion of long-term debt                           2,581           2,530
     Accounts payable                                            1,746           3,635
     Accrued expenses and other                                  7,001           9,928
     Deferred revenues                                           2,885           3,745
                                                              --------        --------

                  Total current liabilities                     21,230          24,662

Long-term debt                                                  44,380          35,187

Commitments and contingencies

Stockholders' deficit:
     Preferred Stock, $.01 par value, 5,000 shares
       authorized                                                   --              --
     Series A Convertible Preferred Stock,
       stated value, 82 and 89 shares issued and
       outstanding                                                  54              58
     Common Stock, $.0001 par value, 100,000,000
       shares authorized, 19,927,565 and 19,669,825
       shares issued and outstanding                                 2               2
     Additional paid-in capital                                 60,584          60,518
     Accumulated deficit                                       (99,616)        (89,690)
                                                              --------        --------

                  Total stockholders' deficit                  (38,976)        (29,112)
                                                              --------        --------

                                                              $ 26,634        $ 30,737
                                                              ========        ========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                                       1999                1998                1999                1998
                                                   ------------        ------------        ------------        ------------

System sales                                       $      7,138        $      4,720        $     13,634        $     12,150
Other sales                                               1,545               1,278               3,572               3,524
                                                   ------------        ------------        ------------        ------------

     Total net sales                                      8,683               5,998              17,206              15,674

Cost of system sales                                      5,776               8,072              10,900              16,533
Cost of other sales                                         770                 569               2,080               2,296
                                                   ------------        ------------        ------------        ------------
     Total cost of sales                                  6,546               8,641              12,980              18,829
                                                   ------------        ------------        ------------        ------------

     Gross margin                                         2,137              (2,643)              4,226              (3,155)

Selling, general and administrative expenses              4,353               3,641               7,680               7,264
Research and development expenses                         1,134               2,584               2,194               4,932
Restructuring charges                                        --               2,030                  --               2,030
                                                   ------------        ------------        ------------        ------------

     Total operating expenses                             5,487               8,255               9,874              14,226
                                                   ------------        ------------        ------------        ------------

     Operating loss                                      (3,350)            (10,898)             (5,648)            (17,381)

Interest expense and other, net:
  Interest income                                            54                  93                 108                 185
  Interest expense                                       (2,370)             (1,610)             (4,425)             (3,131)
  Other, net                                                 60                 511                  46                 575
                                                   ------------        ------------        ------------        ------------

     Total other expense, net                            (2,256)             (1,006)             (4,271)             (2,371)
                                                   ------------        ------------        ------------        ------------

Loss before income taxes                                 (5,606)            (11,904)             (9,919)            (19,752)
Income tax (refunds) expense                                 (6)                 --                   7                  --
                                                   ------------        ------------        ------------        ------------

Net loss                                           $     (5,600)       $    (11,904)       $     (9,926)       $    (19,752)
                                                   ============        ============        ============        ============

Net loss per Common share:

Basic and diluted loss per Common share            $      (0.28)       $      (0.61)       $      (0.50)       $      (1.04)
                                                   ============        ============        ============        ============

Weighted average number of
  shares of Common Stock outstanding                 19,911,510          19,444,235          19,836,904          19,016,092
                                                   ============        ============        ============        ============


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(IN THOUSANDS)

                                                                   Six Months Ended June 30,
                                                                    1999            1998
                                                                   -------        --------
Cash flows provided by (used in) operating activities:
     Net loss                                                      $(9,926)       $(19,752)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                               1,557           2,808
         Provision for valuation allowances                             60           2,000
         Accretion of note discount                                  1,015             798
         Amortization of debt issuance costs                           163             163
         Non-cash interest expense                                   2,197             437
     Changes in operating assets and liabilities:
         Decrease in accounts receivable                             2,114           7,812
         Increase in inventories                                      (617)         (3,282)
         Decrease (increase) in prepaid expenses and other             182            (720)
         Decrease in other assets                                      144             463
         Decrease in accounts payable                               (1,889)           (125)
         Decrease in warranty, accrued expenses and other           (2,890)         (1,124)
         (Decrease) increase in deferred revenues                     (860)          3,897
                                                                   -------        --------
         Net cash used in operating activities                      (8,750)         (6,625)

Cash flows provided by (used in) investing activities:
         Capital expenditures                                          (63)           (466)
                                                                   -------        --------

         Net cash used in investing activities                         (63)           (466)


Cash flows provided by (used in) financing activities:
         Net borrowings (payments) under line of credit              2,193             796
         Proceeds from issuance of convertible debt                  7,035              --
         Proceeds from issuance of stock under
              Employee Stock Purchase Plan                              62              --
         Principal payments under capital lease obligations
              and long-term debt                                    (1,040)           (684)
                                                                   -------        --------

         Net cash provided by (used in) financing activities         8,250             112
                                                                   -------        --------

Net decrease in cash and cash equivalents                             (563)         (6,979)
Cash and cash equivalents at beginning of period                     1,982           8,228
                                                                   -------        --------

Cash and cash equivalents at end of period                         $ 1,419        $  1,249
                                                                   =======        ========


                             See accompanying notes.

                          SUBMICRON SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The results for the three and six months ended June 30, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the SubMicron Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 1999 and the years ended December 31, 1998, 1997, and 1996, the Company's operating activities required a net use of cash totaling $8.8 million, $13.6 million, $7.0 million, and $21.3 million, respectively, and the Company incurred net losses of $9.9 million, $29.1 million, $47.6 million, and $20.1 million, respectively. At June 30, 1999, the Company had a stockholders' deficit of $39.0 million and current liabilities exceeded current assets by $3.1 million.

         At June 30, 1999, the Company was not in compliance with certain covenants under the Senior Subordinated Notes and the Series 1999 Notes. In addition, the Company, based upon its current projections, anticipates that it will not be in compliance with certain financial requirements under the Senior Subordinated Notes and the Series 1999 Notes during 1999 and 2000. However, the Company has obtained a waiver from these noteholders for the existing and expected covenant violations through July 1, 2000.

         The Company's current credit facility, which matures on January 1, 2000 and is annually renewable upon agreement of both parties, permits the lender, in the event of a material adverse change in the Company's business or financial condition in the lender's good faith judgment, to exercise its rights under a covenant violation, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral. The terms of the credit facility contain a borrowing base related to the Company's eligible receivables and inventory and permit an overadvance of up to $2.0 million expiring on September 30, 1999. Availability under the credit facility has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and the insufficient revenue levels due to the continued downturn in the semiconductor capital equipment industry. Certain lenders have covered the cash shortfall to date through the purchase of additional Series 1999 Notes. However, there is no obligation to continue such funding.

         The conditions described above raise substantial doubt about the Company's ability to continue as a going concern. However, the consolidated financial statements as of and for the six months ended June 30, 1999 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.   ESTABLISHMENT OF SUBSIDIARY IN ASIA:

         The Company has formed Akrion (S) Pte. Ltd. ("Akrion"), a wholly-owned subsidiary, to provide automated wet surface preparation solutions to manufacturers of semiconductor integrated circuits, bare silicon wafers and other electronic substrates, such as flat panel displays and photomasks, in the Asia Pacific Region.

         The Company is currently funding the start-up operations of Akrion. Included in the consolidated results of operations for the three and six months ended June 30, 1999 is $779,000 and $1.4 million, respectively of selling, general and administrative expenses related to Akrion, and $319,000 and $399,000, respectively of research and development expenses related to Akrion.

         Shipments of products are expected to commence by the end of 1999. The Company plans to construct an applications laboratory and establish manufacturing capabilities in Singapore. Consequently, the Company is continuing to pursue various alternatives and investigate sources of additional investment, including local government assistance in Singapore. Until such time that manufacturing capabilities are established in Singapore, manufacturing will occur at the Company's U.S. facilities.


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


5.  INVENTORIES:

         Inventories are stated at the lower of cost (first in, first out basis) or market and consist of the following (in thousands):

                                           June 30,      December 31,
                                            1999            1998
                                          --------       -----------
Raw materials, purchased components
  and parts                               $  9,470        $  9,667
Work-in-process and finished goods           3,578           2,674
                                          --------        --------
                                            13,048          12,341
Excess and obsolescence reserve             (4,353)         (4,263)
                                          --------        --------
                                          $  8,695        $  8,078
                                          ========        ========

6.  CUSTOMER INFORMATION:

         Sales of the Company's products to two customers accounted for 58% and 55% of total sales for the three and six months ended June 30, 1999, respectively, and sales to three customers accounted for 45% and 41% of total sales for the three and six months ended June 30, 1998, respectively. Receivables from three customers represent 58% of consolidated receivables as of June 30, 1999.


7.  CREDIT FACILITY:

         In November 1998, the Company renewed its credit facility with Greyrock Capital, a division of Nations Credit Commercial Corporation ("Greyrock"). As part of the renewal, the facility was extended through January 1, 2000 and reduced from $15 million to $10 million. Borrowings under this facility bear interest at "LIBOR" plus 5.375% (10.5950% at June 30, 1999) and are secured by the Company's assets. The facility contains a borrowing base related to the Company's eligible receivables and inventory. Borrowings under the credit facility were approximately $7.0 million at June 30, 1999, including $2 million of additional borrowings above the available borrowing base, as of June 30, 1999. These additional borrowings of $2.0 million are due September 30, 1999. The facility matures on January 1, 2000, and is renewable upon agreement of both parties. The terms of the facility limit certain actions of the Company, including the payment of dividends, and permit Greyrock, in the event of a material adverse change in the Company's business or financial condition in Greyrock's good faith judgment, to exercise its rights under a default, including ceasing making additional funds available under the facility, declaring all or part of the outstanding balance immediately payable, and taking possession of the pledged collateral.


8.       ACCRUED EXPENSES AND OTHER:

         Accrued expenses and other consist of the following (in thousands):

                                              June 30,    December 31,
                                                1999         1998
                                              -------     -----------

         Warranty and installation costs       $2,622       $3,259
         Commissions                              597        1,267
         Restructuring charges                  1,105        1,758
         Purchase commitments and other           423          416
         Professional fees                         58          386
         Other                                  2,196        2,842
                                               ------       ------
                                               $7,001       $9,928
                                               ======       ======



9.  LONG-TERM DEBT:

         The Company's long-term debt arrangements below require the maintenance of certain financial covenants and limit certain actions of the Company, including the level of research and development and capital expenditures, issuance of additional capital stock, and payment of dividends.

         During the six months ended June 30, 1999, the Company issued $7.0 million of Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002. These notes are convertible at the holder's option into approximately 15.9 million shares of Common Stock. The conversion rate is equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in the capitalization and below market issuances.

         Subsequent to June 30, 1999, the Company issued additional Series 1999 12% Senior Subordinated Convertible Notes in the amount of $3.3 million, which are convertible at the holder's option into approximately 8.2 million shares of Common Stock. In addition, in July 1999, certain holders elected to convert $740,000 of the Company's 8% convertible subordinated notes due March 2002 into 240,259 shares of Common Stock.

         As of August 1, 1998, the Company began issuing Series B 12% Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. All such notes issued have attached 720 detachable warrants for each $1,000 of principal amount. During the six months ended June 30, 1999, the Company issued Series B 12% Senior Subordinated Notes in the principal amount of approximately $1.2 million with warrants to purchase approximately 898,000 shares of Common Stock at prices ranging from $.33 to $.76 per share, subject to customary adjustment for changes in capitalization and below market issuances. Interest is payable quarterly, and, beginning October 1, 1999, only in cash.

         In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 ("Senior Subordinated Notes"), with associated warrants to purchase 6,616,367 shares of the Company's Common stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. Interest is payable monthly. However, the Company has the option under these notes to pay 50% of the interest due in additional Senior Subordinated Notes. During the six months ended June 30, 1999, the Company exercised its option and issued additional notes of $673,000 in lieu of cash interest payments due during that period.

         At June 30, 1999, the Company was not in compliance with certain covenants under the Senior Subordinated Notes and the Series 1999 Notes. In addition, the Company, based upon its current projections, anticipates that it will not be in compliance with certain financial requirements under the Senior Subordinated Notes and the Notes during 1999 and 2000. However, the Company has obtained a waiver from these noteholders for the existing and expected covenant violations through July 1, 2000.


10. INCOME TAXES:

         No income tax benefit has been recorded for the three and six months ended June 30, 1999 and 1998, principally as a result of the Company's recording a valuation allowance against its deferred tax asset as of June 30, 1999 and 1998, thereby reducing the benefit realized on the Company's net operating losses.


11.  LOSS PER SHARE:

     Under the requirements for calculating basic loss per share, the dilutive effect of stock options and convertible securities has been excluded. Diluted loss per share has not assumed the conversion of all potentially dilutive securities since to do so would be antidulitive.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Net Sales

         Net sales increased approximately $2.7 million (or 45%) to $8.7 for the three months ended June 30, 1999 from $6.0 million for the corresponding period in 1998. Net sales increased approximately $1.5 million (or 10%) to $17.2 for the six months ended June 30, 1999 from $15.7 for the corresponding period in 1998. The increases are due primarily to an increase in the sale of automated wet bench systems.

Cost of Sales

         Cost of sales was $6.5 million (or 75.4% of Net Sales) for the three months ended June 30, 1999 as compared to $8.6 million (or 144.1% of Net Sales) for the corresponding period in 1998. Cost of sales was $13.0 million (or 75.4% of Net Sales) for the six months ended June 30, 1999 as compared to $18.8 million (or 120.1% of Net Sales) for the corresponding period in 1998 Cost of sales continues to be negatively impacted by low volume resulting in underabsorbed manufacturing overhead. The net decrease in cost of sales as a percentage of net sales results primarily from manufacturing improvements, decreased install times and less spending in the field resulting from Company resolutions of several equipment problems at customer sites. Also, during the first quarter of 1998 the Company shipped a system, which had been in inventory about one year, at no margin to generate positive cash flow.

Selling, General and Administrative

         Selling, general and administrative expenses were $4.4 million (50% of Net Sales) for the three months ended June 30, 1999 as compared to $3.6 million (61% of Net Sales) for the corresponding period in 1998. Selling, general and administrative expenses were $7.7 million (45% of Net Sales) for the six months ended June 30, 1999 as compared to $7.3 million (46% of Net sales) for the corresponding period in 1998. Included in 1999 expenses for the three and six months ended June 30, 1999 are $779,000 and $1.4 million, respectively, related to Akrion, consisting primarily of personnel-related expenses and travel.

Research and Development

         Research and development expenses were $1.1 million (13.1% of net sales) for the three months ended June 30, 1999 as compared to $2.6 million (43% of net sales) for the corresponding period in 1998. Research and development expenses were $2.2 million (12.8% of net sales) for the six months ended June 30, 1999 as compared to $4.9 million (31.5% of net sales) for the corresponding period in 1998. The reduction in research and development is primarily the result of lower headcount, decreased depreciation and no PRIMAXX spending in 1999 due to its disposition in October 1998. PRIMAXX expenses incurred during the three and six months ended June 30, 1998 aggregated approximately $350,000 and $750,000, respectively.

Interest Expense

         Interest expense, which is incurred on Company borrowings and capital lease obligations, was $2.4 million and $4.4 million for the three and six months ended June 30, 1999, respectively, as compared to $1.6 million and $3.1 million for the corresponding periods in 1998. The increase is primarily the result of higher levels of borrowing necessary to support working capital needs.

Income Tax Expense

         No income tax benefit has been recorded for the three and six month periods ended June 30, 1999 and 1998, principally as a result of the Company's recording a valuation allowance against its deferred tax assets as of June 30, 1999 and 1998, thereby eliminating the benefit realized on the Company's net operating losses. Income tax expense for the three and six months ended June 30, 1999 represents certain minimum state income tax obligations or refunds.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased approximately $563,000 to $1.4 million at June 30, 1999 from $2.0 at December 31, 1998. Cash used in operating activities totaled $8.8 million for the six months ended June 30, 1999, due primarily to the net loss adjusted for non-cash expenses and the decrease in accounts payable and accrued expenses. This net use of cash from operations was largely offset by net borrowings under the line of credit and proceeds from issuance of convertible debt.

         Financing activities provided cash of $8.3 million during the six months ended June 30, 1999, with borrowings under the line of credit providing $2.2 million and proceeds from the issuance of convertible debt providing approximately $7.0 million, partially offset by payments on capital lease obligations. At June 30, 1999, no additional availability existed under the credit facility. During the six months ended June 30, 1999, the Company issued $7.0 million of Series 1999 Notes due February 1, 2002. These notes are convertible at the holder's option into approximately 15.9 million shares of Common Stock at a conversion rate equal to 110% of the Company's Common Stock closing market value on the date of issuance of the note, subject to customary adjustment for changes in the capitalization and below market issuances.

         Subsequent to June 30, 1999, the Company issued additional Series 1999 Notes in the amount of $3.3 million, which are convertible at the holder's option into approximately 8.2 million shares of Common Stock. In addition, in July 1999, certain holders elected to convert $740,000 of the Company's 8% convertible subordinated notes due March 2002 into 240,259 shares of Common Stock.

         The Company's working capital deficit decreased $1.1 million to $3.1 million as of June 30, 1999, from $4.2 million as of December 31, 1998.

         As of August 1, 1998, the Company began issuing Series B 12% Senior Subordinated Notes in lieu of the specified cash interest payments on certain of its outstanding 12% and 8% notes. All such notes issued have attached 720 detachable warrants for each $1,000 of principal amount. During the six months ended June 30, 1999, the Company issued Series B 12% Senior Subordinated Notes in the principal amount of approximately $1.2 million with warrants to purchase approximately 898,000 shares of Common Stock at prices ranging from $.33 to $.76 per share, subject to customary adjustment for changes in capitalization and below market issuances. Interest is payable quarterly, and, beginning October 1, 1999, only in cash.

         In November 1997, the Company completed a $20 million private placement of securities consisting of $20 million principal amount of 12% Senior Subordinated Notes due February 1, 2002 ("Senior Subordinated Notes"), with associated warrants to purchase 6,616,367 shares of the Company's Common stock at $2.25 per share, subject to customary adjustment for changes in the capitalization and below market issuances. Interest is payable monthly. However, the Company has the option under these notes to pay 50% of the interest due in additional Senior Subordinated Notes. During the six months ended June 30, 1999, the Company exercised its option and issued $673,000 in lieu of cash interest payments due during that period.

         At June 30, 1999, the Company was not in compliance with certain covenants under the Senior Subordinated Notes and the Series 1999 Notes. In addition, the Company, based upon its current projections, anticipates that it will not be in compliance with certain financial requirements under the Senior Subordinated Notes and the Series 1999 Notes during 1999 and 2000. However, the Company has obtained a waiver from these noteholders for the existing and expected covenant violations through July 1, 2000.

         The Company's current credit facility, which matures on January 1, 2000 and is annually renewable upon agreement of both parties, contains a borrowing base related to the Company's eligible receivables and inventory and an overadvance of up to $2.0 million expiring on September 30, 1999. Availability under the credit facility has been insufficient to fund the Company's cash needs, principally due to the long lead time required to manufacture many of the Company's products and the insufficient revenue levels due to the continued downturn in the industry. Certain lenders have covered the cash shortfall to date through the purchase of additional Series 1999 Notes. However, there is no obligation to continue such funding.

         The Company schedules production of its systems based upon order backlog. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve-month period. As of June 30, 1999, the Company's backlog was $12.6 million. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding period.

         The Company incurred operating losses during the six months ended June 30, 1999 and the years ended December 31, 1998, 1997 and 1996, and as of June 30, 1999, had a stockholders' deficit of $39 million. Consequently, the Company has been substantially dependent upon borrowings to finance its operations in recent years.

         Since a significant portion of the Company's sales represent custom equipment orders for which pricing can range from $300,000 to over $3,000,000, the volume and timing of orders can have a significant effect on the Company's operating results and cash flows. Management also believes that future results will be influenced by a number of other factors, including but not limited to, availability of continuing sources of funding, industry and general economic conditions and the ability to introduce new products.

         Management expects cash requirements to be met primarily by the purchase of additional Series 1999 Notes by certain lenders. However, there is no obligation for such lenders to purchase additional Notes.

         The substantial losses the Company incurred have burdened the Company with a level of debt that has severely limited the Company's access to working capital. The Company continues to work with an investment banking firm to determine the Company's strategic alternatives, including possible ways to restructure the balance sheet.

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

         In late 1997, the Company initiated a company-wide Year 2000 Project to address this issue. Utilizing both internal and external resources, the Company has been defining, assessing, converting, or replacing, various programs, hardware and equipment instrumentation systems to make them Year 2000 compatible. The Company has incurred costs of approximately $100,000 through June 30, 1999 to address the Year 2000 issue and it expects to incur additional costs of approximately $50,000.

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

         Manufactured equipment that the Company supplies to its customers have been identified and assessed for Year 2000 readiness. A report system outlines known issues of concerns regarding sub-systems and sub-components integrated into the Company's equipment. A corrective action plan has been developed and deployment of the plan is in effect. The Company is alerting all of its customers to the concerns regarding Year 2000, though it is ultimately the responsibility of the end-users to deploy all recommended corrective action plans.

         Third parties who supply the Company with real time goods and services have been identified and are being assessed. A substantial number of these third parties have stated their readiness and capabilities to successfully supply their goods and services through the Year 2000 and beyond without interruption in deliveries of goods and services.

         The potential risk to the Company due to the Year 2000 related issues are as follows. Disruptions in computer hardware, software or delivery of supplier goods and services could result in the inability to engineer, schedule and deliver manufactured equipment and services to customers as well as the failure to fulfill contractual agreements. Customers may experience Year 2000 related problems that could interrupt their abilities to perform business and financial transactions thus delaying cash collections or otherwise interrupting bank processes. Disruptions in supplier services may interfere with the Company's ability to communicate to its customers and adversely effect delivery of products. The amount of total potential liability and lost revenue cannot be reasonably estimated at this time.

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

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During three months ended June 30, 1999, the Company sold an aggregate of $5,785,154 principal amount of its Series 1999 12% Senior Subordinated Convertible Notes due February 1, 2002 to KB Mezzanine II, LP and Celerity Silicon, L.L.C. for an aggregate purchase price of $5,785,154. The notes are currently convertible into approximately 13.6 million shares of Common Stock. Each note is convertible at any time at the holder's option and has an initial conversion rate equal to 110% of the closing price of the Common Stock on its date of issuance. The conversion price is subject to adjustment for changes in capitalization and below market issuances. The issuance of the notes was exempt from Registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date included.


                                        SUBMICRON SYSTEMS CORPORATION


Dated:  August 17, 1999                 By: /s/David J. Ferran
                                        ------------------------------------
                                        David J. Ferran
                                        President & CEO


Dated: August 17, 1999                  /s/John W. Kizer
                                        ------------------------------------
                                        John W. Kizer
                                        Vice President Finance
                                        Chief Financial Officer